Form 10-K
period 2021-12-31
Goldman Sachs Middle Market Lending Corp. II
filed 2022-03-04
CIK 1865174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56369

Goldman Sachs Middle Market Lending Corp. II

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-3643363
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, New York	10282
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 902-0300

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	☒	Smaller reporting company:	☐
Emerging growth company:	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 3, 2022 was 1,437,574.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Index to Annual Report on Form 10-K for

The fiscal year ended December 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this annual report on Form 10-K, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this annual report on Form 10-K.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;
•
our business prospects and the prospects of our portfolio companies;
•
the impact of investments that we expect to make;
•
the impact of increased competition;
•
our contractual arrangements and relationships with third parties;
•
the dependence of our future success on the general economy and its impact on the industries in which we invest;
•
the ability of our current and prospective portfolio companies to achieve their objectives;
•
the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•
the use of borrowed money to finance a portion of our investments
•
our ability to make distributions;
•
the adequacy of our cash resources and working capital;
•
changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
the impact of future acquisitions and divestitures;
•
the effect of changes in tax laws and regulations and interpretations thereof;
•
our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•
actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•
the ability of the Investment Adviser to attract and retain highly talented professionals;
•
the impact on our business from new or amended legislation or regulations;
•
the availability of credit and/or our ability to access the equity and capital markets;
•
currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars.
•
the impact of inflation on our portfolio companies;
•
the effect of global climate change on our portfolio companies; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, the terms “Company,” “we,” “us” or “our” refer to Goldman Sachs Middle Market Lending Corp. II together with its consolidated subsidiary. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in all markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) and Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”)), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through December 31, 2021, we have originated $43.01 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first-out” portion of such loan and retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last-out” portion generally earns a higher interest rate than the “first-out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants, and may not include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Covenant-lite loans may carry more risk than traditional loans as they allow borrowers to engage in activities that would otherwise be difficult or impossible under a loan with a full package of covenants. In the event of default, covenant-lite loans may exhibit diminished recovery values as the lender may not have the opportunity to negotiate with the borrower prior to default.

We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time and non-recurring items that are outside the ordinary operations of these companies. While, as a result of fluctuations in the value of one asset relative to another asset, middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not middle-market credit obligations and related instruments. Derivative instruments will be counted towards our 80% policy to the extent they have economic characteristics similar to middle-market credit obligations. We will notify our stockholders at least 60 days prior to any change to the 80% investment policy described above.

We expect to directly or indirectly invest at least 70% of our total assets in middle-market companies domiciled in the United States. However, we may from time to time invest opportunistically in large U.S. companies, non-U.S. companies, stressed or distressed debt, structured products, private equity or other opportunities, subject to limits imposed by the Investment Company Act.

While our investment program is expected to focus primarily on debt investments, our investments may include equity features, such as a direct investment in the equity or convertible securities of a portfolio company or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with debt securities will generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

EU Environmental Taxonomy Criteria

Our underlying investments do not take into account the EU criteria for environmentally sustainable economic activities.

Available Information

We file with or submit to the SEC periodic and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information filed electronically by us with the SEC. Copies of these reports, proxy and information statements and other information may be obtained by electronic request at the following e-mail address: publicinfo@sec.gov.

Investment Strategy

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases, we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. We generally seek to make investments that have maturities between three and ten years and range in size between $10 million and $75 million, although we may make larger or smaller investments on occasion.

Investment Portfolio

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	December 31, 2021
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$26.19	$26.41
Preferred Stock	2.71	2.71
Common Stock	0.27	0.27
Warrants	0.22	0.22
Total investments	$29.39	$29.61

As of December 31, 2021, our portfolio consisted of 32 investments in 10 portfolio companies across 6 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2021, were Software, Health Care Technology, Entertainment and Professional Services, which represented 43.6%, 20.8%, 12.1% and 10.2%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value as of December 31, 2021 was 93.8% invested in portfolio companies organized in the United States and 6.2% in portfolio companies organized in United Kingdom.

The weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	December 31, 2021
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	7.4%	7.3%
Preferred Stock(3)	—	—
Common Stock(3)	—	—
Warrants(3)	—	—
Total Portfolio	6.6%	6.5%

(1)
The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)
Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.
(3)
Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.):

	As of
	December 31, 2021
Number of portfolio companies	10
Percentage of performing debt bearing a floating rate(1)		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%
Weighted average leverage (net debt/EBITDA)(3)	5.9	x
Weighted average interest coverage(3)	2.5	x
Median EBITDA(3)	$32.32 million

(1)
Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)
Includes income producing preferred stock investments, if applicable.
(3)
For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve month period. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company, and compare that amount to EBITDA (“interest coverage ratio”). We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

As of December 31, 2021, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 52.9% of total debt investments at fair value.

Corporate Structure and Private Offering

We were formed as a Delaware limited liability company on February 21, 2020 with the name Goldman Sachs Middle Market Lending LLC II and were converted to a Delaware corporation on November 23, 2021, at which time our name was changed to Goldman Sachs Middle Market Lending Corp. II. We have elected to be regulated as a BDC under the Investment Company Act. In addition, we intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2021.

On October 4, 2021 (the "Initial Closing Date"), we began accepting subscription agreements ("Subscription Agreements") from investors acquiring shares of our common stock in our continuous private offering in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to a Subscription Agreement entered into with us, each investor makes a capital commitment (a “Commitment”) to purchase shares of our common stock for an aggregate purchase price equal to equal to its Commitment. Each investor will be required to purchase shares of our common stock (up to the amount of their undrawn Commitment) each time we deliver a drawdown notice to our investors, which will be delivered in respect of such Commitment at least five business days (as defined in Rule 14d-1 of the Exchange Act) (“Business Days”) prior to the required funding date (the “Drawdown Date”). New shares of common stock will be issued on each Drawdown Date.

An affiliate of the Investment Adviser, made a capital commitment to us of $100 on October 29, 2021 (commencement of operations) and served as our initial member (the “Initial Member”). We cancelled the Initial Member’s interest in us on November 23, 2021, the first date on which investors (other than the Initial Member) made their initial capital contribution to purchase shares of our common stock (the “Initial Drawdown Date”).

Subject to certain limited exceptions under the Investment Company Act, on each Drawdown Date, stockholders will be required to purchase shares of our common stock issued at a price equal to our then-current NAV per share as of the end of the most recent calendar month prior to the date of the applicable drawdown notice or issuance date, subject to the limitations of Section 23 under the Investment Company Act (which generally prohibits us from issuing shares of common stock at a price below the then-current NAV of the common stock as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).

We held, and expect to hold, a limited number of closings subsequent to the Initial Closing Date (each date on which a subsequent closing was held, a “Subsequent Closing Date”). The final date on which we will accept Subscription Agreements will occur no later than twenty-four months following the Initial Closing Date (the “Final Closing Date”), provided that our board of directors (the “Board of Directors” or the “Board”) may extend the Final Closing Date by up to an additional six month period in its discretion.

Stockholders are entitled to receive dividends or other distributions declared by the Board and are entitled to one vote for each share of common stock held on all matters submitted to a vote of our stockholders.

As of the date indicated, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2021
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$189.01	$160.73	15%

The following table summarizes the total shares issued and proceeds received related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the period from October 29, 2021 (commencement of operations) to December 31, 2021
November 23, 2021	944,320	$18.89
December 20, 2021	493,254	9.40
Total capital drawdowns	1,437,574	$28.29

Investment Period

Our investment period commenced on the Initial Closing Date and will continue until the third anniversary of the Final Closing Date, provided that it may be extended by the Board of Directors, in the Board’s discretion, for one additional twelve-month period, and, with the approval of a majority-in-interest of the stockholders, for up to one additional year thereafter (such period, including any extensions, the “Investment Period”). In addition, the Board of Directors may terminate the Investment Period at any time in its discretion. Drawdowns may be issued at any time prior to the expiration of the Investment Period for any permitted purpose.

Following the end of the Investment Period, we will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or our anticipated expenses, liabilities, including the payment or repayment of Financings (as defined below) or other obligations, contingent or otherwise (including the Management Fee (as defined below), whether incurred before or after the end of the Investment Period, (ii) to fulfill investment commitments made or approved by the BDC Investment Committee (as defined below) prior to the expiration of the Investment Period, (iii) to engage in hedging transactions, or (iv) to make additional investments in existing portfolio companies, which may include new financings of such portfolio companies (each, an “Additional Investment”) (including transactions to hedge interest rate or currency risks related to an Additional Investment).

“Financings” are indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit.

Term

If we have not consummated an Exit Event (as defined below), by the sixth anniversary of the Final Closing Date (the “Wind-down Determination Date”), our Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act and the Code) will meet to consider our potential wind down and/or liquidation and dissolution.

“Exit Event” means (i) any listing of the Company’s shares of common stock on a national securities exchange (a “listing”), including in connection with an initial public offering (“IPO”), (ii) merger with another entity, including an affiliated company, subject to any limitations under the Investment Company Act (a “Merger”) or (iii) the sale of all or substantially all of the assets of the Company (an “Asset Sale”).

Repurchase Offers

Our Board of Directors expects to consider, in its discretion, offers to repurchase shares of our common stock in an amount of up to 5% of our outstanding shares of common stock (with the exact amount to be set by our Board of Directors) at the end of each quarter following the expiration of the Investment Period and with such offers ending prior to the time of an Exit Event. If we were to engage in a share repurchase offer, our stockholders would be able to tender their shares at a price per share that reflects our NAV per share as of a recent date. Such offers to repurchase shares of our common stock will be subject to, and conducted in accordance with, the applicable requirements of the Exchange Act and the Investment Company Act. To the extent any such repurchase may lead to adverse tax, the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), or other regulatory consequences for us or our stockholders, our Board of Directors may determine not to proceed with any such share repurchases.

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our board of directors ("Board of Directors"), a majority of which is made up of independent directors (including an independent Chairman), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. Group Inc. is the general partner and owner of GSAM.

The GSAM Private Credit Group

The Private Credit Group of GSAM (the “GSAM Private Credit Group”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. The GSAM Private Credit Group was composed of 39 investment professionals, as of December 31, 2021, all of whom are dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company. The GSAM Private Credit Group sits with a broader team known as the “GSAM Credit Alternatives Team” which has additional responsibilities other than those relating to the Company. In addition, GSAM has risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The GSAM Private Credit Group is dedicated primarily to private corporate credit investment opportunities in North America and utilizes a bottom-up, fundamental research approach to lending. The senior members of the GSAM Private Credit Group have been working together since 2006 and have an average of over 20 years of experience in leveraged finance and private transactions.

Investment Committee

All investment decisions are made by the investment committee of GSAM Private Credit Group that focuses on regulated fund investments (the “BDC Investment Committee”). The BDC Investment Committee currently consists of the following members: Brendan McGovern, Michael Mastropaolo, Jordan Walter, and David Yu, along with members from Goldman Sachs’s Legal and Compliance divisions: Josh Bouaziz and Hristo Dimitrov. The BDC Investment Committee is responsible for approving all of our investments. The BDC Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the BDC Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The revenue-side members of the BDC Investment Committee collectively have over 50 years of experience in middle-market investment and activities related to middle-market investing. The size, membership, authority and voting rights of members of the BDC Investment Committee are subject to change from time to time without prior notice

The purpose of our BDC Investment Committee is to evaluate and approve, as deemed appropriate, all investments by our Investment Adviser. Our BDC Investment Committee process is intended to bring the diverse experience and perspectives of our BDC Investment Committee’s members to the analysis and consideration of every investment. Our BDC Investment Committee also serves to provide investment consistency and adherence to our Investment Adviser’s investment philosophies and policies. Our BDC Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

Effective on or about March 7, 2022, the BDC Investment Committee will consist of the following members: Alex Chi, Tom Connelly, Michael Mastropolo, David Miller, James Reynolds, Jordan Walter, and David Yu, along with members from Goldman Sachs’s Compliance, Legal, Tax, and Controllers divisions: Josh Bouaziz, Hristo Dimitrov, Craig Farber, and David Pessah.

Investments

We seek to create a portfolio that includes primarily direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. We expect to make investments through both primary originations and open-market secondary purchases. We currently do not limit our focus to any specific industry. If we are successful in achieving our investment objective, we believe that we will be able to provide our stockholders with consistent dividend distributions and attractive risk adjusted total returns.

As of December 31, 2021, our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) on a fair value basis, was comprised of approximately 89.2% secured debt investments (100% in first lien debt), 9.2% in preferred stock, 0.9% in common stock and 0.7% in warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to stockholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common stock and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments made by the Company and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted GS BDC, GS PMMC and GS MMLC (which was merged with GS BDC on October 12, 2020) exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as us and GS PMMC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. The Company has applied for a new exemptive relief order which, if granted, would supersede the current exemptive order and would permit the Company greater flexibility to enter into co-investment transactions. The applied-for relief has not yet been granted and may not ultimately be granted.

Investment Criteria

We are committed to a value-oriented philosophy implemented by our Investment Adviser, which manages our portfolio and seeks to minimize the risk of capital loss without foregoing the potential for capital appreciation. We have identified several criteria, discussed below, that GSAM believes are important in identifying and investing in prospective portfolio companies.

These criteria provide general guidelines for our investment decisions. However, not all of these criteria will be met by each prospective portfolio company in which we choose to invest. Generally, we seek to use our experience and access to market information to identify investment candidates and to structure investments quickly and effectively.

•
Value orientation and positive cash flow. Our investment philosophy places a premium on fundamental analysis and has a distinct value orientation. We focus on companies in which we can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis. Typically, we do not expect to invest in start-up companies or companies having speculative business plans.
•
Experienced management and established financial sponsor relationships. We generally require that our portfolio companies have an experienced management team. We also require the portfolio companies to have proper incentives in place for management to succeed and to act in concert with our interests as investors. In addition, we focus our investments in companies backed by strong financial sponsors that have a history of creating value and with whom members of our Investment Adviser have an established relationship.
•
Strong and defensible competitive market position. We seek to invest in target companies that have developed leading market positions within their respective markets and are well-positioned to capitalize on growth opportunities. We also seek companies that demonstrate significant competitive advantages versus their competitors, which should help to protect their market position and profitability while enabling us to protect our principal and avoid capital losses.
•
Viable exit strategy. We seek to invest in companies that GSAM believes will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We expect that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments in portfolio companies to be a key means by which we exit from our investments over time. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or other capital markets transactions.
•
Due diligence. Our Investment Adviser takes a bottom-up, fundamental research approach to our potential investments. It believes it is critical to conduct extensive due diligence on investment targets and in evaluating new investments. Our Investment Adviser conducts a rigorous due diligence process that is applied to prospective portfolio companies and draws from its experience, industry expertise and network of contacts. In conducting due diligence, our Investment Adviser uses information provided by companies, financial sponsors and publicly available information as well as information from relationships with former and current management teams, consultants, competitors and investment bankers.

Our due diligence typically includes, but is not limited to:

•
review of historical and prospective financial information;
•
review of the capital structure;
•
analysis of the business and industry in which the company operates;
•
on-site visits;
•
interviews with management, employees, customers and vendors of the potential portfolio company;
•
review of loan documents;
•
background checks; and
•
research relating to the portfolio company’s management, industry, markets, products and services and competitors.

Upon the completion of due diligence and a decision to proceed with an investment in a company, the team leading the investment presents the investment opportunity to our BDC Investment Committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the BDC Investment Committee. The members of the BDC Investment Committee are employees of our Investment Adviser and they do not receive separate compensation from us or our Investment Adviser for serving on the BDC Investment Committee.

Additional due diligence with respect to any investment may be conducted on our behalf (and at our expense) by attorneys prior to the closing of the investment, as well as other outside advisers, as appropriate.

Our investment may be exposed to sustainability risks from time to time. A sustainability risk is defined in the EU Sustainable Finance Disclosure Regulation as an environmental, social or governance event or condition that could cause an actual or a potential material negative impact on the value of investments. The universe of sustainability events or conditions is very broad, and their relevance, materiality and impact on investments will depend on a number of factors such as the investment strategy pursued by our investment, asset class, asset location and asset sector. Depending on the circumstances, examples of sustainability risks can include physical environmental risks, climate change transition risks, supply chain disruptions, improper labor practices, lack of board diversity and corruption. If they materialize, sustainability risks can reduce the value of underlying investments held within our investment and could have a material impact on the performance and returns of our investment.

The Investment Adviser may integrate sustainability risk considerations within its process for originating loans to U.S. middle market companies, investing directly in middle market credit obligations and related instruments. As part of its due diligence process, the Investment Adviser may consider, alongside other relevant factors, sustainability risks, events or conditions that have or could have a material negative impact on the operating and performance metrics of these borrowers in the portfolio. The Investment Adviser may utilize proprietary research to assess sustainability risks that are relevant to our investment.

Investment Structure

Once we determine that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including senior, junior and equity capital providers, to structure an investment. We negotiate among these parties and use creative and flexible approaches to structure our investment relative to the other capital in the portfolio company’s capital structure.

We expect our secured debt to have terms of approximately three to ten years. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of this debt. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. Mezzanine debt typically has interest-only payments in the early years, payable in cash or in-kind, with amortization of principal deferred to the later years of the mezzanine debt. In some cases, we may enter into mezzanine debt that, by its terms, converts into equity (or is issued along with warrants for equity) or additional debt securities or defers payments of interest for the first few years after our investment. Typically, our mezzanine debt investments will have maturities of three to ten years.

We may also invest in unitranche loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In a number of instances, we may find another lender to provide the “first-out” portion of such loan and retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and other amounts due thereunder over the “last-out” portion that we would continue to hold.

In the case of our secured debt and unsecured debt, including mezzanine debt investments, we seek to tailor the terms of the investments to the facts and circumstances of the transactions and the prospective portfolio companies, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio companies to achieve their business plan and improve their profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by:

•
requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;
•
incorporating “put” rights and call protection into the investment structure; and
•
negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

Our investments may include equity features, such as direct investments in the equity or convertible securities of portfolio companies or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with our debt securities generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

We expect to hold most of our investments to maturity or repayment, but may sell certain investments earlier if a liquidity event takes place, such as the sale or refinancing of a portfolio company. We also may turn over our investments to better position the portfolio as market conditions change.

Allocation of Opportunities

Our investment objectives and investment strategies are similar to those of other Accounts managed by our Investment Adviser (including GS BDC, GS PMMC and GS PMMC II), and an investment appropriate for us may also be appropriate for those Accounts. This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and such other Accounts are not permitted under applicable law.

We are prohibited under the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of the Independent Directors (as defined below) and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of the Independent Directors. Our Investment Adviser and its affiliates, including persons that control, or are under common control with, us or our Investment Adviser, are also considered our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without prior approval of the Independent Directors and, in some cases, exemptive relief from the SEC.

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments made by the Company and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted GS BDC, GS PMMC and GS MMLC (which was merged with GS BDC on October 12, 2020) exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as us and GS PMMC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

As a result of our exemptive order, there could be significant overlap in our investment portfolios with the investment portfolios of GS BDC, GS PMMC, GS PMMC II and/or other Accounts. If our Investment Adviser identifies an investment and we are unable to rely on the exemptive relief for that particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, our Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible we may not be given the opportunity to participate in investments made by other Accounts. In addition, the Company has applied for a new exemptive relief order which, if granted, would supersede the current exemptive order and would permit the Company greater flexibility to enter into co-investment transactions. The applied-for relief has not yet been granted and may not ultimately be granted.

We may also invest alongside other Accounts advised by our Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff guidance and interpretations. For example, we may invest alongside such Accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other Accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We may also invest alongside other Accounts as otherwise permissible under SEC staff guidance and interpretations, applicable regulations and the allocation policy of our Investment Adviser.

To address these potential conflicts, our Investment Adviser has developed allocation policies and procedures that provide that personnel of our Investment Adviser making portfolio decisions for Accounts will make purchase and sale decisions and allocate investment opportunities among Accounts consistent with its fiduciary obligations. To the extent permitted by applicable law, these policies and procedures may result in the pro rata allocation of limited opportunities across eligible Accounts managed by a particular portfolio management team, but in many other cases the allocations reflect numerous other factors as described below. Accounts managed outside of the GSAM Private Credit Group are generally viewed separately for allocation purposes. There will be cases where certain Accounts receive an allocation of an investment opportunity when we do not and vice versa.

In some cases, due to information barriers that are in place, other Accounts may compete with us for specific investment opportunities without being aware that we are competing against each other. Goldman Sachs has a conflicts system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made. If the conflicts system detects a potential conflict, the legal and compliance departments of Goldman Sachs assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular Account (including us) or is prohibited from being allocated to a particular Account. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams are then charged with ensuring that investment opportunities are allocated to the appropriate Account.

Personnel of our Investment Adviser involved in decision-making for Accounts may make allocation related decisions for us and other Accounts by reference to one or more factors, including: the Account’s portfolio and its investment horizons, objectives, guidelines and restrictions (including legal and regulatory restrictions); strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the expected future capacity of the applicable Accounts; limits on our Investment Adviser’s brokerage discretion; cash and liquidity considerations; and the availability of other appropriate investment opportunities. Suitability considerations, reputational matters and other considerations may also be considered. The application of these considerations may cause differences in the performance of different Accounts that have similar strategies. In addition, in some cases our Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of our Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us) irrespective of our Investment Adviser’s policies regarding allocation of investments. Additional information about our Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-based Fees and Side-by-Side Management—Side-by-Side Management of Advisory Accounts; Allocation of Opportunities”) of our Investment Adviser’s Form ADV.

Our Investment Adviser, including the GSAM Credit Alternatives Team, may, from time to time, develop and implement new trading strategies or seek to participate in new investment opportunities and trading strategies. These opportunities and strategies may not be employed in all Accounts or may be employed pro rata among Accounts, even if the opportunity or strategy is consistent with the objectives of such Accounts. During periods of unusual market conditions, our Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only Accounts that are typically managed on a side-by-side basis with levered and/or long-short Accounts.

We may receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, all or certain of our investors, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of Goldman Sachs, or by third parties. If we invest in any such opportunities, Goldman Sachs, or such third parties may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to receive compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee or Incentive Fee (each as defined below) payable to our Investment Adviser).

In connection with certain of our investments, following our Investment Adviser’s determination that the appropriate portion of an applicable investment opportunity has been offered to us and other Accounts in accordance with the Investment Adviser’s allocation policy and applicable legal requirements, including the Investment Company Act and, if applicable, the terms of the SEC exemptive order on co-investments disclosed herein (collectively, “Applicable Law”), we and/or our Investment Adviser may have the opportunity to offer all or a portion of the excess amounts of such investment opportunity to other persons or entities. These opportunities include, for example, where our Investment Adviser has determined that while it is in our best interests to acquire the full amount of an investment available to us if the alternative is to not make the investment at all, it is further in our best interests of, due to diversification, portfolio management, leverage management, investment profile, risk tolerance or other exposure guidelines or limitations, cash flow or other considerations, for us to hold less economic exposure to the investment than such full amount. Subject to Applicable Law, such opportunities may be structured as an investment alongside us or as a purchase of a portion of the investment from us (through a syndication, participation or otherwise).

In all cases, subject to Applicable Law, our Investment Adviser has broad discretion in determining to whom and in what relative amounts to offer such opportunities, and factors our Investment Adviser may take into account, in its sole discretion, include whether such potential recipient is able to assist or provide a benefit to us in connection with the potential transaction or otherwise, whether our Investment Adviser believes the potential recipient is able to execute a transaction quickly, whether the potential recipient is expected to provide expertise or other advantages in connection with a particular investment, whether our Investment Adviser is aware of such potential recipient’s expertise or interest in these types of opportunities generally or in a subset of such opportunities or, the potential recipient’s target investment sizing. Recipients of these opportunities may, in accordance with Applicable Law, include one or more of our investors, one or more investors in other funds managed by the GSAM Credit Alternatives Team, clients or potential clients of Goldman Sachs, or funds or accounts established for any such persons. These opportunities may give rise to potential conflicts of interest. These opportunities will be offered to the recipients thereof on such terms as our Investment Adviser determines in its sole discretion, subject to Applicable Law, including on a no-fee basis or at prices higher or lower than those paid by us. As a result of these and other reasons, returns with respect to an opportunity may exceed investors’ returns with respect to our investment in the same opportunity.

For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors—Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Market Opportunity

The GSAM Private Credit Group believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•
The middle-market represents a large target market opportunity. According to the National Center for the Middle Market and the CIA World Factbook, the U.S. middle market is composed of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product, employing approximately 48 million people1. The GSAM Private Credit Group believes that there is an attractive investment environment for us to provide loans to U.S. middle market companies.
•
There have been secular changes in ownership structures of middle-market companies. The GSAM Private Credit Group has observed a transformation in the ownership structures of private and public companies. The number of U.S. private equity companies is at its highest level since 2000. Conversely, the number of listed U.S. domestic companies has dramatically declined over the same time period, yet the average market capitalization of listed U.S. companies has grown. The GSAM Private Credit Group believes that this has resulted in a shift in the ownership of middle market companies and thus creating a larger market opportunity for us to provide debt capital to the companies that we expect to target.
•
There is a large amount of un-invested private equity capital for middle-market companies. There is a large amount of un-invested private equity capital for North America buyout funds. The GSAM Private Credit Group believes this creates additional capacity for us as the GSAM Private Credit Group expects private equity firms will seek to leverage their investments by combining equity capital with debt capital.
•
Changes in business strategy by banks have further reduced the supply of capital to middle-market companies. The trend of consolidation of regional banks into money center banks has reduced the focus of these businesses on middle-market lending. Money center banks traditionally focus on lending and providing other services to large corporate clients to whom they can deploy larger amounts of capital more efficiently. The GSAM Private Credit Group believes that this has resulted in fewer bank lenders to U.S. middle-market companies and reduced the availability of debt capital to the companies that we expect to target.
•
The capital markets have been unable to fill the void in middle-market finance left by banks. While underwritten bond and syndicated loan markets have been robust in recent years, middle-market companies are rarely able to access these markets as participants are generally highly focused on the liquidity characteristics of the bond or loan being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds and broadly syndicated loans. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions. Accordingly, the existence of an active secondary market for their investments is an important consideration in the initial investment decision. Because there is typically no active secondary market for the debt of U.S. middle-market companies, mutual funds and ETFs generally do not provide capital to U.S. middle-market companies. The GSAM Private Credit Group believes that this is likely to be a persistent problem for the capital markets and creates an advantage for investors like us who have a more stable capital base and can therefore invest in illiquid assets.
•
It is difficult for new lending platforms to enter the middle market and fill the capital void because it is very fragmented. While the middle market is a very large component of the U.S. economy, it is a highly fragmented space with thousands of companies operating in many different geographies and industries. Typically, companies that need capital find lenders and investors based on pre-existing relationships, referrals and word of mouth. Developing the many relationships and wide-spread recognition required to become a source of capital to the middle market is a time consuming, highly resource-intensive endeavor. As a result, the GSAM Private Credit Group believes that it is difficult for new lending platforms to successfully enter the middle market, thereby providing insulation from rapid shifts in the supply of capital to the middle market that might otherwise disrupt pricing of capital.

____________________________________________________________________________________________________________

1 Estimate for the second quarter of 2021 by the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million — $1 billion. See http://www.middlemarketcenter.org (relying on data from the CIA World Factbook, available at https://www.cia.gov/the-world-factbook/).

Competitive Advantages

The Goldman Sachs Platform: Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high net worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Goldman Sachs, with approximately $2.47 trillion in firmwide assets under supervision, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals. The firm, through GSAM and its affiliates, has portfolio management teams located around the world and its investment professionals bring firsthand knowledge of local markets to every investment decision. GSAM’s investment teams, including the GSAM Private Credit Group, capitalize on the relationships, market insights, risk management expertise, technology and infrastructure of Goldman Sachs. We believe the Goldman Sachs platform delivers us a meaningful competitive advantage in the following ways:

•
Origination of Investment Opportunities: Goldman Sachs has a preeminent network of relationships and the ability to provide valued intellectual, as well as financial, capital to middle-market borrowers which the GSAM Private Credit Group believes significantly enhances its origination capability. The GSAM Private Credit Group believes that many borrowers prefer to do business with Goldman Sachs and its advised funds because of its ability to offer further services to middle-market companies as they grow in their life cycle, including financial advice, acquisition opportunities and capital markets expertise. The GSAM Private Credit Group is also able to leverage the Goldman Sachs platform to provide borrowers with access to Goldman Sachs’ broad client network, which can be utilized to find new customers and partners as they seek to grow and execute their strategic plans.
•
Evaluation of Investment Opportunities: The GSAM Private Credit Group is comprised of seasoned professionals with significant private credit investing experience. The team draws on a diverse array of skill sets, spanning fundamental credit and portfolio management, as well as legal and transactional structuring expertise. The GSAM Private Credit Group is trained in, and utilizes, proprietary investment practices and procedures developed over many decades by Goldman Sachs, including those related to performing due diligence on prospective portfolio investments and reviewing the backgrounds of potential partners. Further, Goldman Sachs is an active participant in a wide array of industries, both in service to clients operating in many different industries and acting as a principal or customer in such industries. Accordingly, Goldman Sachs houses a tremendous amount of industry knowledge and experience. Subject to internal information barriers and related limitations, the GSAM Private Credit Group is able to draw upon these industry insights and expertise as it evaluates investment opportunities.
•
Risk Monitoring of Investments: The GSAM Private Credit Group has significant processes and procedures in place, including proprietary information technology systems, to monitor and evaluate the performance of its investments at the asset level. In addition, the GSAM Private Credit Group benefits from Goldman Sachs’ extensive risk management capabilities, which have been developed and honed over many investment cycles. The GSAM Private Credit Group’s portfolio is regularly reviewed and stressed under various scenarios by senior risk management personnel within Goldman Sachs. These scenarios are drawn from the expertise developed by Goldman Sachs for its own balance sheet. This risk monitoring is designed to minimize the risk of capital loss and maintain an investment portfolio that is expected to perform in a broad range of economic conditions.

Operating and Regulatory Structure

We have elected to be treated as a BDC under the Investment Company Act. As a BDC, we are generally prohibited from acquiring assets other than qualifying assets unless, after giving effect to any acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the rules of the Investment Company Act, “eligible portfolio companies” include (i) private U.S. operating companies, (ii) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (iii) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through OTC Markets Group Inc. are not listed on a national securities exchange and therefore are eligible portfolio companies. In addition, we currently are an “emerging growth company,” as defined in the JOBS Act. See “—Qualifying Assets.”

We intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2021. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends if we meet certain source of income, distribution, and asset diversification requirements. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. In addition, the distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

Ongoing relationships with portfolio companies

Monitoring

Our Investment Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;
•
periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;
•
comparisons to our other portfolio companies in the industry, if any;
•
attendance at and participation in board meetings or presentations by portfolio companies; and
•
review of monthly and quarterly financial statements and financial projections of portfolio companies.

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system for our investments is as follows:

•
Grade 1 investments involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;
•
Grade 2 investments involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;
•
Grade 3 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and
•
Grade 4 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Managerial Assistance

As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our eligible portfolio companies within the meaning of Section 55 of the Investment Company Act. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Investment Adviser or an affiliate thereof may provide such managerial assistance on our behalf to portfolio companies that request such assistance. We may receive fees for these services. See “—Managerial Assistance to portfolio companies.”

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligations (“CLOs”), private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.

In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC.

While we expect to use the industry information of GSAM’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies, we do not seek to compete primarily based on the interest rates we offer and GSAM believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our competitors based on our reputation in the market, our existing investment platform, the seasoned investment professionals of our Investment Adviser, our experience and focus on middle-market companies, our disciplined investment philosophy, our extensive industry focus and relationships and our flexible transaction structuring.

Staffing

We do not currently have any employees. Our day-to-day operations are managed by our Investment Adviser. Our Investment Adviser has hired and expects to continue to hire professionals with skills applicable to our business plan, including experience in middle-market investing, leveraged finance and capital markets.

Properties

We do not own any real estate or other properties materially important to our operations. Our executive offices are located at 200 West Street, New York, New York 10282 and our telephone number is (312) 655-4702. We believe that our office facilities will be suitable and adequate for our business as it is contemplated to be conducted.

Legal Proceedings

We and our Investment Adviser are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Our Administrator

Pursuant to our Administration Agreement (as defined below), our administrator is responsible for providing various accounting and administrative services to us. Our administrator is entitled to fees as described in “—Administration Agreement.” To the extent that our administrator outsources any of its functions, the administrator will pay any compensation associated with such functions. See “—Administration Agreement.”

Management Agreements

Investment Management Agreement

The investment management agreement (the “Investment Management Agreement”) with our Investment Adviser was entered into as of November 1, 2021. For the quarter ended December 31, 2021, the Investment Adviser agreed to waive any Management Fees and Incentive Fees (as defined below) that are otherwise payable by us under the Investment Management Agreement.

The Investment Management Agreement will remain in full force and effect for two years initially and will continue for periods of one year thereafter but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, or by vote of a majority of our outstanding voting securities, on the one hand, or by the Investment Adviser, on the other hand. The Investment Management Agreement also will automatically terminate in the event of its assignment (as defined in the Investment Company Act). See “Item 1A. Risk Factors—Competition—We are dependent upon management personnel of our Investment Adviser for our future success.”

The Investment Adviser may also manage other investment funds and accounts that have investment programs that are similar to ours.

The Investment Adviser will keep the Board of Directors well informed as to the identity and title of each member of the BDC Investment Committee and provide the Board of Directors such other information with respect to such persons and the functioning of the BDC Investment Committee as the Board of Directors may, from time to time, request.

For the period from October 29, 2021 (commencement of operations) to December 31, 2021, Management Fees amounted to $0.01 million and the Investment Adviser waived $0.01 million. As of December 31, 2021, $0.00 million remained payable.

Management Fee

Pursuant to the Investment Management Agreement, the Company pays to the Investment Adviser a management fee (the “Management Fee”) as follows:

The Management Fee is payable quarterly in arrears. Prior to the occurrence (if any) of a listing, the Management Fee will be equal to 0.1875% (i.e., an annual rate of 0.75%) of our average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the then-current calendar quarter and the prior calendar quarter. For the avoidance of doubt, the Management Fee for our first quarter (i.e., the period beginning on the Initial Drawdown Date and ending on the last day of the quarter in which the Initial Drawdown Date occurred) will be equal to 0.1875% (i.e., an annual rate of 0.75%) of our average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of such quarter and zero. The Management Fee for any partial quarter will be appropriately prorated.

Management Fees are generally expected to be paid using available funds, in which case these payments will not reduce Undrawn Commitments. However, we may draw down Undrawn Commitments for Management Fees, and any such amounts contributed would reduce Undrawn Commitments.

Following the occurrence (if any) of a listing, the Management Fee will be equal to 0.25% (i.e., an annual rate of 1.00%) of our average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the then-current calendar quarter and the prior calendar quarter (and, in the case of our first quarter-end following such event, our gross assets as of such quarter-end).

Incentive Fee

Pursuant to the Investment Management Agreement, we pay to our Investment Adviser an incentive fee (the “Incentive Fee”) as follows:

The Incentive Fee will consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee will be based on our income and a portion will be based on our capital gains, each as described below.

Quarterly Incentive Fee Based on Income. Our Investment Adviser is entitled to receive the Incentive Fee based on income from us if our Ordinary Income (as defined below) exceeds a quarterly “hurdle rate” (as defined below) of 1.75%. For this purpose, the hurdle is computed by reference to our net asset value (“NAV”) and does not take into account changes in the market price of our common stock (if any). The Incentive Fee based on income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since the Initial Drawdown Date). We refer to such period as the “Trailing Twelve Quarters.” However, following the occurrence (if any) of a listing, the Trailing Twelve Quarters will be “reset” so as to include, as of the end of any quarter, the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since the listing, rather than the number of quarters that have occurred since the Initial Drawdown Date).

We will pay our Investment Adviser a quarterly Incentive Fee based on the amount by which (A) Ordinary Income in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.”

The “hurdle amount” for the Incentive Fee based on income is determined on a quarterly basis and is equal to 1.75% multiplied by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments for subscriptions (which includes all issuances by us of shares of our common stock) and distributions that occurred during the relevant Trailing Twelve Quarters. The Incentive Fee for any partial period will be appropriately prorated. The Incentive Fee based on income for each quarter is determined as follows:

•
No Incentive Fee based on income is payable to our Investment Adviser for any calendar quarter for which there is no Excess Income Amount;
•
100% of the Ordinary Income, if any, that exceeds the hurdle amount, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 2.0588% (or 2.1875% in the event of a listing) multiplied by our NAV at the beginning of each applicable calendar quarter included in the relevant Trailing Twelve Quarters is included in the calculation of the Incentive Fee based on income; and
•
15% (which will be increased to 20% in the event of a listing) of the Ordinary Income that exceeds the Catch-up Amount is included in the calculation of the Incentive Fee based on income.

The amount of the Incentive Fee based on income that will be paid to our Investment Adviser for a particular quarter will equal the excess of the Incentive Fee so calculated minus the aggregate Incentive Fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters but will not exceed the Incentive Fee Cap (as described below).

The Incentive Fee based on income that is paid to our Investment Adviser for a particular quarter is subject to the Incentive Fee Cap. The Incentive Fee Cap for any quarter is an amount equal to (a) 15% (which will be increased to 20% in the event of a listing) of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate Incentive Fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters.

“Ordinary Income” means interest income, dividend income and any other income (including any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter minus our operating expenses accrued during the calendar quarter (including the Management Fee, administrative expenses and any interest expense and dividends paid on issued and outstanding preferred stock, but excluding the Incentive Fee).

“Cumulative Net Return” means (x) the Ordinary Income in respect of the relevant Trailing Twelve Quarters minus (y) any Net Capital Loss (as defined below), if any, in respect of the relevant Trailing Twelve Quarters.

If, in any quarter, the Incentive Fee Cap is zero or a negative value, we will pay no Incentive Fee based on income to our Investment Adviser for such quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Incentive Fee based on income that is payable to our Investment Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we will pay an Incentive Fee based on income to our Investment Adviser equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Incentive Fee based on income that is payable to our Investment Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we will pay an Incentive Fee based on income to our Investment Adviser equal to the Incentive Fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

The following is a graphical representation of the calculation of the Incentive Fee based on income prior to a listing, if any:

Incentive Fee based on Income

Percentage of Ordinary Income comprising the Incentive Fee based on Income

(expressed as an annualized rate(1) of return on the value of net assets as of the beginning of each of the quarters included in the Trailing Twelve Quarters)

(1) The Incentive Fee is determined on a quarterly basis but has been annualized for purposes of the above diagram. The diagram also does not reflect the Incentive Fee Cap.

The following is a graphical representation of the calculation of the Incentive Fee based on income following a listing:

Incentive Fee based on Income

Percentage of Ordinary Income comprising the Incentive Fee based on Income

(expressed as an annualized rate(1) of return on the value of net assets as of the beginning of each of the quarters included in the Trailing Twelve Quarters)

(1) The Incentive Fee is determined on a quarterly basis but has been annualized for purposes of the above diagram. The diagram also does not reflect the Incentive Fee Cap.

Annual Incentive Fee Based on Capital Gains. The Incentive Fee based on capital gains is determined and paid annually in arrears at the end of each calendar year or, in the event of a listing, the date on which such event occurs. At the end of each calendar year (or the occurrence of a listing), we will pay our Investment Adviser an Incentive Fee equal to (A) 15% (which will be increased to 20% in the event of a listing) of the difference, if positive, of the sum of our aggregate realized capital gains, if any, computed net of our aggregate realized capital losses, if any, and our aggregate unrealized capital depreciation, in each case from the Initial Drawdown Date (or, following the occurrence (if any) of a listing, from the date on which such event occurs) through the end of such calendar year or listing, as applicable, minus (B) the cumulative amount of Incentive Fees based on capital gains previously paid to our Investment Adviser from the Initial Drawdown Date (or, following the occurrence (if any) of a listing, from the date on which such event occurs) through the end of such calendar year or listing, as applicable. For the avoidance of doubt, unrealized capital appreciation is excluded from the calculation in clause (A), above.

We will accrue, but not pay, a portion of the Incentive Fee based on capital gains with respect to net unrealized appreciation. Under GAAP, we are required to accrue an Incentive Fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the Incentive Fee based on capital gains, we consider the cumulative aggregate unrealized capital appreciation in the calculation, since an Incentive Fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 15% (which will be increased to 20% in the event of a listing) of such amount, minus the aggregate amount of actual Incentive Fees based on capital gains paid in all prior periods (or, following the occurrence (if any) of a listing, in all prior periods beginning with the date on which such event occurs). If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the period from October 29, 2021 (commencement of operations) to December 31, 2021, Incentive Fees based on income amounted to $0.00. As of December 31, 2021, $0.00 remained payable. For the period from October 29, 2021 (commencement of operations) to December 31, 2021, the Company accrued an Incentive Fee based on capital gains under GAAP of $0.03 million, for which none were realized.

Example of Calculation of the Incentive Fee based on Income Assumptions

Assumptions(1)

•
Quarter 1
•
Net Asset Value at the start of Quarter 1 = $100.0 million
•
Quarter 1 Ordinary Income = $6.0 million
•
Quarter 1 Net Capital Gain = $1.0 million
•
Quarter 1 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate)
•
Quarter 1 Catch-up Amount = $2.06 million (calculated based on an annualized 8.24% rate)
•
Quarter 2
•
Net Asset Value at the start of Quarter 2 = $100.0 million
•
Quarter 2 Ordinary Income = $1.5 million
•
Quarter 2 Net Capital Gain = $1.0 million
•
Quarter 2 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate)
•
Quarter 2 Catch-up Amount = $2.06 million (calculated based on an annualized 8.24% rate)
•
Quarter 3
•
Net Asset Value at the start of Quarter 3 = $100.0 million
•
Quarter 3 Ordinary Income = $2.0 million
•
Quarter 3 Net Capital Loss = ($6.0) million
•
Quarter 3 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate)
•
Quarter 3 Catch-up Amount = $2.06 million (calculated based on an annualized 8.24% rate)
•
Quarter 4
•
Net Asset Value at the start of Quarter 4 = $100.0 million
•
Quarter 4 Ordinary Income = $3.5 million
•
Quarter 4 Net Capital Gain = $3.0 million
•
Quarter 4 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate)
•
Quarter 4 Catch-up Amount = $2.06 million (calculated based on an annualized 8.24% rate)

(1) For illustrative purposes, Net Asset Value is assumed to be $100.0 million as of the beginning of all four quarters and does not give effect to gains or losses in the preceding quarters. The example is also based on the calculation prior to any listing.

Determination of Incentive Fee based on income

In Quarter 1, the Ordinary Income of $6.0 million exceeds the Hurdle Amount of $1.75 million and the Catch-up Amount of $2.06 million. There are no Net Capital Losses. As a result, an Incentive Fee based on income of approximately $901,000 ((100% of $310,000) + (15% of $3.94 million)) is payable to our Investment Adviser for Quarter 1.

In Quarter 2, the Quarter 2 Ordinary Income of $1.5 million does not exceed the Quarter 2 Hurdle Amount of $1.75 million, but the aggregate Ordinary Income for the Trailing Twelve Quarters of $7.5 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of

$3.5 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $4.12 million. There are no Net Capital Losses. As a result, an Incentive Fee based on income of approximately $229,000 ($1.13 million ((100% of $620,000) + (15% of $3.38 million)) minus $901,000 paid in Quarter 1) is payable to our Investment Adviser for Quarter 2.

In Quarter 3, the aggregate Ordinary Income of the Trailing Twelve Quarters of $9.5 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $5.25 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $6.18 million. However, there is an aggregate Net Capital Loss of ($4.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply. The Incentive Fee Cap equals $(305,000), calculated as follows:

(15% x ($9.5 million minus $4.0 million)) minus $1.13 million paid in Quarters 1 and 2. Because the Incentive Fee Cap is a negative value, there is no Incentive Fee based on income payable to our Investment Adviser for Quarter 3.

In Quarter 4, the aggregate Ordinary Income of the Trailing Twelve Quarters of $13.0 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $7.0 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $8.24 million. The calculation of the Incentive Fee based on income would be approximately $820,000 ($1.95 million (100% of $1.24 million) + (15% of $4.76 million) minus $1.13 million paid in Quarters 1 and 2). However, there is an aggregate Net Capital Loss of ($1.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply. The Incentive Fee Cap equals approximately $670,000 calculated as follows:

(15% x ($13.0 million minus $1.0 million)) minus $1.13 million. Because the Incentive Fee Cap is positive but less than the Incentive Fee based on income of approximately $820,000 calculated prior to applying the Incentive Fee Cap, an Incentive Fee based on income of approximately $670,000 is payable to our Investment Adviser for Quarter 4. Applying the Incentive Fee Cap, an Incentive Fee based on income of $900,000 is payable to our Investment Adviser for Quarter 4.

Examples of Calculation of Incentive Fee based on Capital Gains

Assumptions(1)

•
Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
•
Year 2: Investment A sold for $30 million, fair value of Investment B determined to be $25 million and fair value of Investment C determined to be $27 million
•
Year 3: fair value of Investment B determined to be $29 million and Investment C sold for $30 million
•
Year 4: fair value of Investment B determined to be $40 million

Determination of Incentive Fee based on capital gains

The Incentive Fee based on capital gains, if any, would be:

•
Year 1: None
•
Year 2: $750,000

The portion of the Incentive Fee based on capital gains equals (A) 15% of the difference, if positive, of the sum of our aggregate realized capital gains, if any, computed net of our aggregate realized capital losses, if any, and our aggregate unrealized capital depreciation, if any, in each case from the Initial Drawdown Date until the end of the applicable calendar year or listing, as applicable, minus (B) the cumulative amount of Incentive Fees based on capital gains previously paid to our Investment Adviser from the Initial Drawdown Date.

Therefore, using the assumptions above, the Incentive Fee based on capital gains equals (A) 15% x ($10.0 million—$5.0 million) minus (B) $0.

Therefore, the Incentive Fee based on capital gains equals $750,000.

•
Year 3: $1.35 million, which is calculated as follows:

The Incentive Fee based on capital gains equals (A) 15% x ($15.0 million—$1.0 million) minus (B) $750,000.

Therefore, the Incentive Fee based on capital gains equals $1.35 million.

•
Year 4: $150,000, which is calculated as follows:

The Incentive Fee based on capital gains equals (A) 15% x ($15.0 million—$0 million) minus (B) $2.1 million.

Therefore, the Incentive Fee based on capital gains equals $150,000.

(1) The example is based on the calculation prior to any listing.

Board Approval of the Investment Management Agreement

Our Board of Directors approved the Investment Management Agreement during meetings held virtually on August 6, 2020 and February 23, 2021. In its consideration of the approval of the Investment Management Agreement, the Board of Directors focused on information it had received relating to, among other things:

•
the nature, quality and extent of the advisory and other services to be provided to us by the Investment Adviser;
•
the contractual terms of the Investment Management Agreement, including the structure of the Management Fee and the Incentive Fee;
•
comparative data with respect to the advisory fees and other expenses paid by other externally managed BDCs with similar investment objectives and strategies;
•
information about the services performed and the personnel performing such services under the Investment Management Agreement;
•
comparative data with respect to our investment performance and the performance of other BDCs with comparable investment objectives and strategies;
•
any existing and potential benefits to the Investment Adviser or its affiliates from its relationship with us;
•
other potential benefits to us as a result of our relationship with the Investment Adviser; and
•
such other matters as the Board of Directors determined were relevant to their consideration of the Investment Management Agreement.

In connection with their consideration of the approval of the Investment Management Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the contractual terms of the Investment Management Agreement, including the structure of the Management Fee and the Incentive Fee, were reasonable in light of the services to be provided to us by the Investment Adviser.

Duration and Termination

The Investment Management Agreement will remain in full force and effect for an initial two year period from November 1, 2021, the effective date of the Investment Management Agreement, and will continue for periods of one year thereafter but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, or by vote of a majority of our outstanding voting securities, on the one hand, or by the Investment Adviser, on the other hand. The Investment Management Agreement also will automatically terminate in the event of its assignment (as defined in the Investment Company Act). See “Item 1A. Risk Factors—Competition—We are dependent upon management personnel of our Investment Adviser for our future success.”

Limited Liability of our Investment Adviser

The Investment Management Agreement provides that our Investment Adviser shall not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Management Agreement relates, except a loss resulting from our Investment Adviser’s willful misfeasance, bad faith or gross negligence in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Management Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us will be deemed, when acting within the scope of such employment, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors—Our Business and Structure—Our Investment Adviser will be paid the Management Fee even if the value of stockholders’ investments declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

The Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Management Agreement, and it will not be responsible for any action of the Board of Directors in declining to follow the Investment Adviser’s advice or recommendations.

Organization of our Investment Adviser

Our Investment Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The principal executive offices of our Investment Adviser are located at 200 West Street, New York, New York 10282.

Organizational and Operating Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to our Investment Adviser, legal and professional fees, interest, fees and other expenses of Financings and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our Investments.

We bear all other costs and expenses relating to our operations and transactions, including: (i) our operational, offering and organizational expenses; (ii) fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our Investments, including, among others, professional fees (including, without limitation, the fees and expenses of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on Investments and prospective Investments; (iii) interest, fees and other expenses payable on Financings, if any, incurred by us; (iv) fees and expenses incurred by us in connection with membership in investment company organizations; (v) brokers’ commissions; (vi) fees and expenses associated with calculating our NAV (including the costs and expenses of any Independent Valuation Advisor (as defined below)); (vii) legal, auditing or accounting expenses; (viii) taxes or governmental fees; (ix) the fees and expenses of our Administrator, transfer agent and/or sub-transfer agent; (x) the cost of preparing stock certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of the shares; (xi) the expenses of, and fees for, registering or qualifying common stock for sale, maintaining our registration and qualifying and registering us as a broker or a dealer; (xii) the fees and expenses of our Independent Directors; (xiii) the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our organizational documents insofar as they govern agreements with any such custodian; (xiv) the cost of preparing and distributing reports, proxy statements and notices to holders of our equity interests, the SEC and other regulatory authorities; (xv) insurance premiums; (xvi) costs of holding stockholder meetings; (xvii) listing fees, if any; and (xviii) costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business. In addition, we shall bear the fees and expenses related to the preparation and maintaining of any necessary registrations with regulators in order to market the common stock of the Company in certain jurisdictions and fees and expenses associated with preparation and maintenance of any key information document or similar document required by law or regulation. Our Investment Adviser is not required to pay expenses of activities which are primarily intended to result in sales of common stock, including all costs and expenses associated with the preparation and distribution of the Offering Memorandum, dated August 2020 (as supplemented from time to time, the “Offering Memorandum”) and the Subscription Agreements.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with State Street Bank and Trust Company (the “Administrator”), under which the Administrator is responsible for providing various accounting and administrative services to us.

The Administration Agreement provides that the Administrator will not be liable to us for any damages or other losses arising out of the performance of its services thereunder except under certain circumstances, and contains provisions for the indemnification of the Administrator by us against liabilities to other parties arising in connection with the performance of its services to us. We pay the Administrator fees for its services as we determine are commercially reasonable in our sole discretion. We also reimburse the Administrator for all reasonable expenses. To the extent that our Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions.

We are not obligated to retain our Administrator. The Administration Agreement may be terminated by either party without penalty upon 30 days’ written notice to the other party.

The terms of the Administration Agreement that we may enter with any subsequent administrator may differ materially from the terms of the Administration Agreement with State Street Bank and Trust Company in effect prior to such retention, including, without limitation, providing for a fee structure that results in us, directly or indirectly, bearing higher fees for similar services and other terms that are potentially less advantageous to us. Our stockholders will not be entitled to receive prior notice of the engagement of an alternate administrator or of the terms of any agreement that is entered into with such administrator.

Transfer Agent

We have entered into a transfer agency agreement with Goldman Sachs & Co. LLC (the “Transfer Agency Agreement”), pursuant to which Goldman Sachs & Co. LLC, as transfer agent will: (i) record the issuance, transfer and repurchase of shares of our common stock and preferred stock; (ii) provide purchase and repurchase confirmations, as well as certain other statements; (iii) provide dividend crediting and certain disbursing agent services; (iv) maintain stockholder accounts; and (v) render certain other miscellaneous services. Under the terms of the Transfer Agency Agreement, we will indemnify and hold harmless the transfer agent, its affiliates and any agent under certain circumstances and to the extent permitted by the Investment Company Act. We compensate Goldman Sachs & Co. LLC at an annual rate of 0.15% of our average NAV at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, our NAV as of such quarter-end) for serving as our transfer agent. As our transfer agent and dividend disbursing agent, Goldman Sachs & Co. LLC expects to engage a third party to assist in certain related functions. The Transfer Agency Agreement provides that we generally bear all expenses incurred by Goldman Sachs & Co. LLC or us in connection with the performance of Goldman Sachs & Co. LLC’s duties pursuant to the Transfer Agency Agreement (including any costs associated with engaging such third parties). The amount of such expenses that will be borne by us is capped at the quarterly fee payable under the Transfer Agency Agreement and will reduce the fee otherwise owed for such quarter on a dollar-for-dollar basis.

License Agreement

We are a party to a license agreement (the “License Agreement”) with an affiliate of Goldman Sachs pursuant to which we have been granted a non-exclusive, royalty-free license to use the “Goldman Sachs” name. Under this agreement, we shall not have a right to use the Goldman Sachs name if GSAM or another affiliate of Goldman Sachs is not our investment adviser or if our continued use of such license results in a violation of applicable law, results in a regulatory burden or has adverse regulatory consequences. Other than with respect to this limited license, we have no legal right to the “Goldman Sachs” name.

Regulation

We have elected to be regulated as a BDC under the Investment Company Act. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the Investment Company Act. In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the vote: (i) of 67% or more of the voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy or (ii) of more than 50% of the outstanding voting securities of such company, whichever is less. Any issuance of preferred stock must comply with the requirements of the Investment Company Act. Additionally, the Investment Company Act requires, among other things, that (1) immediately after issuance and before any dividend or other distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holder of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two full years or more. Certain other matters under the Investment Company Act require a separate class vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would be entitled to vote separately as a class from the holders of common stock on a proposal involving a plan of reorganization adversely affecting such securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed a “principal underwriter” as that term is defined under the Securities Act. We may purchase or otherwise receive warrants which offer an opportunity (not a requirement) to purchase common stock of a portfolio company in connection with an acquisition financing or other investments. Similarly, we may acquire rights that obligate an issuer of acquired securities or their affiliates to repurchase the securities at certain times, under certain circumstances. We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot (1) acquire more than 3% of the total outstanding voting stock of any investment company, (2) invest more than 5% of the value of our total assets in the securities of one investment company, or (3) invest more than 10% of the value of our total assets in the securities of investment companies in general. These limitations do not apply where we acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such Investments might subject our stockholders to additional expenses. None of our policies described above are fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the Investment Company Act.

Private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the Investment Company Act are also subject to certain of the limits under the Investment Company Act noted above. Specifically, such private funds generally may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the Investment Company Act are also subject to the restriction as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors would be required to hold a smaller position in our shares than if they were not subject to such restrictions.

We will generally not be able to issue and sell common stock at a price below the then-current NAV per share. We may, however, sell common stock at a price below the then-current NAV per share if the Board of Directors determines that such sale is in our best interests and the best interests of the stockholders, and the stockholders approve such sale.

Qualifying Assets

Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to herein as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets (not including certain assets specified in the Investment Company Act) represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding thirteen months an affiliated person of an eligible portfolio company, or from any other person, subject to such rules and regulations as may be prescribed by the SEC. An eligible portfolio company is defined in the Investment Company Act as any issuer that:
a.
is organized under the laws of, and has its principal place of business in, the United States;
b.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and
c.
satisfies any of the following:
i.
does not have any class of securities listed on a national securities exchange or has a class of securities listed on a national securities exchange but has an aggregate market value of outstanding common equity of less than $250 million;
ii.
is controlled by a BDC or a group of companies including a BDC, and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iii.
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)
Securities of any eligible portfolio company that we control.
(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60% of the outstanding equity of the eligible portfolio company.
(5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of options, warrants or rights relating to such securities.
(6)
Cash, cash items, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) under “—Qualifying Assets,” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance (as long as the BDC does not make available significant managerial assistance solely in this fashion). Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. A BDC may charge a fee for providing such managerial assistance.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash items (such as money market funds), U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. In addition, from time to time, we may take temporary defensive positions in attempting to respond to adverse market, political or other conditions. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of equity securities senior to the Units if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 150% immediately after each such issuance. On November 1, 2021, the Initial Member approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective the following day. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to stockholders or the repurchase of the shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of its total assets for temporary purposes without regard to asset coverage. A loan is presumed to be made for temporary or emergency purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, “Item 1A. Risk Factors—Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and have also approved the Investment Adviser’s code of ethics in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These codes of ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. The codes of ethics are available on the EDGAR database on the SEC’s internet site at http://www.sec.gov. Copies may also be obtained by electronic request to publicinfo@sec.gov.

Proxy Voting Policies and Procedures

We have delegated the voting of portfolio securities to our Investment Adviser. For Accounts for which our Investment Adviser has voting discretion, our Investment Adviser has adopted policies and procedures (the “Proxy Voting Policy”) for the voting of proxies. Under the Proxy Voting Policy, our Investment Adviser’s guiding principles in performing proxy voting are to make decisions that favor proposals that tend to maximize a company’s stockholder value and are not influenced by conflicts of interest. To implement these guiding principles for investments in publicly-traded equities, our Investment Adviser has developed customized proxy voting guidelines (the “Guidelines”) that it generally applies when voting on behalf of Accounts. These Guidelines address a wide variety of individual topics, including, among other matters, stockholder voting rights, anti-takeover defenses, board structures, the election of directors, executive and director compensation, reorganizations, mergers, issues of corporate social responsibility and various stockholder proposals.

The Proxy Voting Policy, including the Guidelines, is reviewed periodically to assure that it continues to be consistent with our Investment Adviser’s guiding principles. The Guidelines embody the positions and factors our Investment Adviser generally considers important in casting proxy votes.

Our Investment Adviser has retained a third-party proxy voting service (the “Proxy Service”), currently Institutional Shareholder Services, to assist in the implementation and administration of certain proxy voting-related functions including, operational, recordkeeping, and reporting services. The Proxy Service also prepares a written analysis and recommendation (a “Recommendation”) of each proxy vote that reflects the Proxy Service’s application of the Guidelines to particular proxy issues. While it is our Investment Adviser’s policy generally to follow the Guidelines and Recommendations from the Proxy Service, our Investment Adviser’s portfolio management teams (“Portfolio Management Teams”) may on certain proxy votes seek approval to diverge from the Guidelines or a Recommendation by following an “override” process. Such decisions are subject to a review and approval process, including a determination that the decision is not influenced by any conflict of interest. A Portfolio Management Team that receives approval through the override process to cast a proxy vote that diverges from the Guidelines and/or a Recommendation may vote differently than other Portfolio Management Teams that did not seek to override the vote. In forming their views on particular matters, the Portfolio Management Teams are also permitted to consider applicable regional rules and practices, including codes of conduct and other guides, regarding proxy voting, in addition to the Guidelines and Recommendations. Our Investment Adviser may hire other service providers to replace or supplement the Proxy Service with respect to any of the services our Investment Adviser currently receives from the Proxy Service.

From time to time, our Investment Adviser may face regulatory, compliance, legal or logistical limits with respect to voting securities that it may purchase or hold for Accounts which can affect our Investment Adviser’s ability to vote such proxies, as well as the desirability of voting such proxies. Among other limits, federal, state and foreign regulatory restrictions or company specific ownership limits, as well as legal matters related to consolidated groups, may restrict the total percentage of an issuer’s voting securities that our Investment Adviser can hold for clients and the nature of our Investment Adviser’s voting in such securities. Our Investment Adviser’s ability to vote proxies may also be affected by, among other things: (i) late receipt of meeting notices; (ii) requirements to vote proxies in person; (iii) restrictions on a foreigner’s ability to exercise votes; (iv) potential difficulties in translating the proxy; (v) requirements to provide local agents with unrestricted powers of attorney to facilitate voting instructions; and (vi) requirements that investors who exercise their voting rights surrender the right to dispose of their holdings for some specified period in proximity to the stockholder meeting.

Our Investment Adviser conducts periodic due diligence meetings with the Proxy Service which include a review of the Proxy Service’s general organizational structure, new developments with respect to research and technology, work flow improvements and internal due diligence with respect to conflicts of interest.

Our Investment Adviser has adopted policies and procedures designed to prevent conflicts of interest from influencing its proxy voting decisions that our Investment Adviser makes on behalf of a client account and to help assure that such decisions are made in accordance with our Investment Adviser’s fiduciary obligations to its clients. These policies and procedures include our Investment Adviser’s use of the Guidelines and Recommendations from the Proxy Service, the override approval process previously discussed, and the establishment of information barriers between our Investment Adviser and other Goldman Sachs’ businesses. Notwithstanding such proxy voting policies and procedures, actual proxy voting decision of our Investment Adviser may have the effect of benefitting the interest of other clients or businesses of other divisions or units of Goldman Sachs and/or its affiliates, provided that our Investment Adviser believes such voting decisions to be in accordance with its fiduciary obligations.

Voting decisions with respect to fixed income securities and the securities of privately held issuers generally will be made by our Investment Adviser based on its assessment of the particular transactions or other matters at issue.

Requests to the Company should be addressed to:

State Street Bank and Trust Company Transfer Agency

Attention: Compliance

100 Huntington Avenue

Copley Place Tower 2, Floor 3

Boston, MA 02116

With a copy to:

State Street Bank and Trust Company

Legal Division—Global Services Americas

One Lincoln Street, 21st Floor

Boston, MA 02111

Attn: Senior Vice President and Senior Managing Counsel

Privacy Principles

The following information is provided to help investors understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

We may collect nonpublic personal information regarding investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between us and individual investors. We may share information that we collect regarding an investor with its affiliates and the employees of such affiliates for everyday business purposes, for example, to service the investor’s accounts and, unless an investor opts out, provide the investor with information about other products and services offered by us or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as authorized by the investors in investor subscription agreements or our organizational documents; (ii) as required by applicable law or in connection with a properly authorized legal or regulatory investigation, subpoena or summons, or to respond to judicial process or government regulatory authorities having property jurisdiction; (iii) as required to fulfill investor instructions; or (iv) as otherwise permitted by applicable law to perform support services for investor accounts or process investor transactions with us or our affiliates.

Any party not affiliated with us that receives nonpublic personal information relating to investors from us is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A—Risk Factors—Operational—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.”

Other

We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the Investment Company Act prohibition on governing transactions with affiliates to prohibit certain “joint” transactions involving certain entities that are controlled by a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities; provided that the adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, negotiated co-investments made by the Company and other Accounts may be made only pursuant to an order from the SEC permitting us to do so.

On January 4, 2017, the SEC granted GS BDC, GS PMMC and GS MMLC (which was merged with GS BDC on October 12, 2020) exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as us and GS PMMC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of our exemptive order, there could be significant overlap in the investment portfolios of the Company and GS BDC, GS PMMC, GS PMMC II and/or other Accounts. In addition, we have applied for a new exemptive relief order which, if granted, would supersede the current exemptive order and would permit us greater flexibility to enter into co-investment transactions. The applied-for relief has not yet been granted and may not ultimately be granted.

As a BDC, the SEC will periodically examine us for compliance with the Investment Company Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company, to protect against larceny and embezzlement, covering each of our officers and employees, who may singly, or jointly with others, have access to our securities or funds. Furthermore, as a BDC, we are prohibited from protecting any director, officer, investment adviser or underwriter against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and our Investment Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

Compliance with the Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example,

•
our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•
our periodic reports must disclose the conclusions of our principal executive and principal financial officers about the effectiveness of our disclosure controls and procedures; and
•
our periodic reports must disclose whether there were any changes in our internal controls over financing reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we are in compliance with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Compliance with the JOBS Act

We are, and expect to remain, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, as it may be amended from time to time (the “JOBS Act”), signed into law in April 2012 until the earliest of:

•
the last day of the fiscal year in which the Company’s total annual gross revenues are $1.07 billion or more;
•
the date on which the Company has issued more than $1 billion in non-convertible debt in the previous three years; or
•
the last day of a fiscal year in which the Company (1) has an aggregate worldwide market value of common stock held by non-affiliates of $700 million or more (measured at the end of each fiscal year) as of the last business day of the Company’s most recently completed second fiscal quarter and (2) has been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act); or
•
the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities of the Company under an effective Securities Act registration statement as an EGC.

Under the JOBS Act, the Company is exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that the Company’s independent registered public accounting firm provide an attestation report on the effectiveness of the Company’s internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in the Company’s internal control over financial reporting go undetected. See “Item 1A. Risk Factors—Legal and Regulatory— Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.

In addition, Section 13(a) of the Exchange Act, as amended by Section 102(b) of the JOBS Act, provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. However, pursuant to Section 107 of the JOBS Act, the Company is choosing to “opt out” of such extended transition period, and as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The Company’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Compliance with the Bank Holding Company Act

Group Inc. is a bank holding company (a “BHC”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is therefore subject to supervision and regulation by the Federal Reserve Board (the “Federal Reserve”). In addition, Group Inc. is a financial holding company (a “FHC”) under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our Investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our Investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain Investments. See “Item 7(a). Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons—Potential Conflicts of Interest.” Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our activities may be limited as a result of potentially being deemed to be controlled by a bank holding company.”

ITEM 1A. RISK FACTORS

Investing in our securities involves certain risks relating to our structure and investment objective. You should carefully consider these risk factors, together with all of the other information included in this report, before you decide whether to make an investment in our securities. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the NAV of our securities could decline, and you may lose all or part of your investment.

Summary Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities:

Market Developments and General Business Environment

•
Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.
•
The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

Legal and Regulatory

•
Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
•
We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify for tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
•
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.
•
There are risks associated with any potential merger with or asset sale to another BDC.
•
We incur significant costs as a result of being subject to the reporting requirements under the Exchange Act.
•
Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.
•
Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.
•
We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
•
Our ability to enter into transactions with our affiliates is restricted.
•
Our activities may be limited as a result of potentially being deemed to be controlled by Group Inc., a bank holding company.
•
Commodity Futures Trading Commission (“CFTC”) rules may have a negative impact on us and our Investment Adviser.
•
The Alternative Investment Fund Managers Directive (the “AIFM Directive”), a European regulatory framework that applies to European fund managers and the managers of other funds which are registered for marketing in the European Union or European Economic Area, may have a negative impact on our Investment Adviser and its affiliates. Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
•
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
•
Certain investors are limited in their ability to make significant investments in us.

Competition

•
We are dependent upon management personnel of our Investment Adviser for our future success.
•
We operate in a highly competitive market for investment opportunities.

Operational

•
We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•
Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
•
Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

Our Business and Structure

•
We are a new company and have a limited operating history.
•
The potentially limited term and the expiration of the Investment Period may impact our investment strategy.
•
Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
•
Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest.
•
Goldman Sachs’s financial and other interests may incentivize Goldman Sachs to favor other Accounts.
•
Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.
•
Our ability to grow depends on our access to adequate capital.
•
We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•
Our Investment Adviser will be paid the Management Fee even if the value of stockholders’ investments declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.
•
Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.
•
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
•
Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•
Our Investment Adviser’s responsibilities and its liability to us are limited under the Investment Management Agreement, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
•
The Incentive Fee based on income takes into account our past performance.
•
If we consummate a listing, the Management Fee and Incentive Fee will increase.
•
We may experience fluctuations in our quarterly results.
•
We are exposed to risks associated with changes in interest rates.
•
Investors may fail to pay their Undrawn Commitment.
•
We are subject to risks related to corporate social responsibility.

Our Portfolio Company Investments

•
Our Investments are very risky and highly speculative.
•
Investing in middle-market companies involves a number of significant risks.
•
Many of our portfolio securities may not have a readily available market price and we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the Investment.
•
The lack of liquidity in our investments may adversely affect our business.
•
Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.
•
We will generally not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•
We may be subject to risks associated with investments in real estate loans.
•
The effect of global climate change may impact the operations of our portfolio companies.
•
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•
Our portfolio companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.
•
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

•
Investments in common and preferred equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.
•
By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.
•
We may be exposed to special risks associated with bankruptcy cases.
•
We will have broad discretion over the use of proceeds of the funds we raise from investors and will use proceeds in part to satisfy operating expenses.
•
Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would affect our results of operations.
•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•
Our portfolio companies may have incurred or issued, or may in the future incur or issue, debt or equity securities that rank equally with, or senior to, our Investments in such companies, which could have an adverse effect on us in any liquidation of the portfolio company.
•
Our portfolio companies may be highly leveraged.
•
Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.
•
We may expose ourselves to risks if we engage in hedging transactions.
•
We may initially invest a significant portion of the net proceeds from the offering of common stock primarily in high-quality short-term investments, which will generate lower rates of return than those expected from the interest generated on our intended investment program.
•
We may form one or more CLOs, which may subject us to certain structured financing risks.

Our Securities

•
Investing in our common stock involves an above average degree of risk.
•
Investors in offerings after the initial closing could receive fewer shares of common stock than anticipated.
•
A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
•
We may in the future determine to issue preferred stock, which could adversely affect the value of our common stock.
•
We may not be able to pay distributions to holders of our common stock, distributions to holders of our common stock may not grow over time and a portion such distributions may be a return of capital to holders of our common stock for U.S. federal income tax purposes.
•
Our stockholders may receive shares of our common stock as distributions, which could result in adverse tax consequences to them.
•
We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
•
Our common stock is subject to significant transfer restrictions, and an investment in our common stock generally will be illiquid.
•
You will have limited opportunities to sell your common stock and, to the extent you are able to sell your common stock, you may not be able to recover the amount of your investment in our common stock.
•
If we have not consummated an Exit Event by the Wind-down Determination Date, our Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act and the Code) will meet to consider our potential wind down and/or liquidation and dissolution.
•
Certain provisions of our certificate of incorporation and bylaws and the Delaware General Corporation Law (“DGCL”), as well as other aspects of our structure, could deter takeover attempts and have an adverse impact on the price of our common stock.
•
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
•
Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on distributions we pay.
•
The tax treatment of a Non-U.S. stockholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction, and may vary considerably from jurisdiction to jurisdiction.
•
Beneficial owners of our equity securities may be subject to certain regulatory requirements based on their ownership percentages.
•
Stockholders may be subject to filing requirements under the Exchange Act as a result of their investment in us.
•
Stockholders may be subject to the short-swing profits rules under the Exchange Act as a result of their investment in us.
•
To the extent OID and PIK interest will constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Market Developments and General Business Environment

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

The COVID-19 pandemic has created disruptions in supply chains and economic activity, contributed to labor difficulties and is having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, which may in the future adversely affect our financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will negatively affect our financial condition, liquidity and results of operations will depend on future developments, including the emergence of new variants of COVID-19 and the effectiveness of vaccines and treatments over the long term and against new variants, which are highly uncertain and cannot be predicted.

While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved in 2021, certain of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persisted in 2021, including (i) relatively weak consumer confidence; (ii) low levels of the federal funds rate and yields on U.S. Treasury securities which, at times, were near zero; (iii) ongoing heightened credit risk with regard to industries that have been most severely impacted by the pandemic, including, at times, oil and gas, gaming and lodging, and airlines; (iv) higher cyber security, information security and operational risks; and (v) interruptions in the supply chain that have adversely affected many businesses and have contributed to higher rates of inflation.

Depending on the duration and severity of the pandemic going forward, as well as the effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) the decline in value and performance of us and our portfolio companies', (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the 1940 Act, (v) our ability maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. See “—The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.”

Governmental authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The continued success of these measures is unknown and they may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity.

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme disruption since the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of, among other things, uncertainty regarding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future. Significant changes or volatility in the capital markets may negatively affect the valuations of our Investments. While most of our Investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our Investments are sold in a principal market to market participants (even if we plan to hold an Investment to maturity). Our valuations, and particularly valuations of private Investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our Investments and our portfolio companies.

Significant changes in the capital markets, such as the disruption in economic activity caused by the COVID-19 pandemic, have limited and could continue to limit our Investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity Investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had and may continue to have a negative effect on the potential for liquidity events involving our Investments. The illiquidity of our Investments may make it difficult for us to sell such Investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our Investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our Investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Further, current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. Subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the NAV per share without first obtaining approval for such issuance from our stockholders and our independent directors. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

Legal and Regulatory

Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

The Investment Company Act imposes numerous constraints on the operations of BDCs. For example, BDCs generally are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

We may be precluded from investing in what our Investment Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the Investment Company Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify for tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

Although we intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year that includes the Initial Issuance Date, we cannot assure you that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source-of-income and asset diversification requirements described below.

•
The annual distribution requirement for a RIC will generally be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year. Because we expect to use debt financing, we expect to be subject to an asset coverage ratio requirement under the Investment Company Act, and we expect to be subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash in the amount required for us to make, or if we are restricted from making, sufficient distributions to our stockholders, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).
•
The source-of-income requirement will be satisfied if at least 90% of our gross income for each year is derived from dividends, interest, gains from the sale of stock or securities or foreign currencies, payments with respect to loans of certain securities, net income derived from an interest in a “qualified publicly traded partnership” or other income derived with respect to our business of investing in such stock or securities or foreign currencies.
•
The asset diversification requirement will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs and other acceptable securities, and no more than 25% of the value of our assets is invested in the securities (other than U.S. government securities or securities of other RICs) of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain Investments quickly in order to prevent the loss of our RIC status. Because most of our Investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The Investment Company Act limits our ability to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” to amounts such that our asset coverage ratio, as defined under the Investment Company Act, equals at least 200% immediately after such borrowing or issuance (except in connection with certain trading practices or investments) or 150% if certain requirements are met, as described below. Consequently, if the value of our assets declines, we may be required to sell a portion of our Investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous to us and, as a result, our stockholders. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. The Initial Member has approved a proposal that permits us to reduce our asset coverage ratio to 150%.

There are risks associated with any potential merger with or asset sale to another BDC.

Our Investment Adviser may in the future recommend to the Board of Directors that we merge with or sell all or substantially all of our assets to one or more funds, including a fund that could be managed by our Investment Adviser (including another BDC). In connection with a recommendation to the Board of a listing, an IPO or a Merger and dependent upon the relevant facts and circumstances at the time, certain expense adjustment measures may be proposed, including without limitation, potential fee discounts or other expense measures; provided, however, that there is no assurance that any such measures would ultimately be consummated. No such Merger or Asset Sale would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If our Investment Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Investment Adviser by us and by the entity resulting from such a Merger or Asset Sale or efficiencies or other benefits to our Investment Adviser as a result of managing a single, larger fund instead of two separate funds.

We incur significant costs as a result of being subject to the reporting requirements under the Exchange Act.

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. See “Item 1. Business—Compliance with the Sarbanes-Oxley Act.” We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being subject to these reporting requirements.

The systems and resources necessary to comply with the reporting requirements of the Exchange Act will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.

While we will not be required to comply with certain requirements of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or cease to be classified as an emerging growth company, under current SEC rules, we will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act starting with our first full fiscal year after we become subject to the reporting requirements of the Exchange Act. Thereafter, we will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Accordingly, our internal control over financial reporting does not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. We will establish formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

The Company’s independent registered public accounting firm will not be required to formally attest to the effectiveness of the Company’s internal control over financial reporting until the later of the year following the Company’s first annual report required to be filed with the SEC, or the date we are no longer classified as an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude, as required by Section 404 of the Sarbanes-Oxley Act, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting its internal control may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes and uncertainty regarding any such changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding certain legislation (and the regulations that have been adopted and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

Legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

The United States Congress recently considered a proposal that would have, if enacted, a significant adverse impact on individual retirement account (“IRA”) investors, including potentially terminating the IRA status of an IRA that acquires or holds an investment in certain private investment funds (including the Company), subjecting all of the investments in the IRA to significant taxes and subjecting the IRA’s owner to significant penalties. Other proposed legislation would have, if enacted, limited contributions by or on behalf of a high income taxpayer to an IRA if the aggregate account balance in all applicable retirement plans (as defined in the legislation) maintained by or on behalf of the taxpayer exceeded a threshold dollar amount. These proposals were not ultimately included in the legislation passed by the United States House of Representatives. Nonetheless, it is possible that either or both of these proposals (or other proposals that would adversely impact IRA investors) could be enacted as part of tax reform legislative efforts in 2022 or a later year.

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of a majority of our Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the Investment Company Act and, if this is the only reason such person is an affiliate, we are generally prohibited from buying any asset from or selling any asset (other than our capital stock) to such affiliate, absent the prior approval of such directors. The Investment Company Act also prohibits “joint transactions” with an affiliate, which could include joint investments in the same portfolio company, without approval of our Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

In certain circumstances, negotiated co-investments may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted GS BDC, GS PMMC and GS MMLC (which was merged with GS BDC on October 12, 2020) exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as us and GS PMMC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

As a result of our exemptive order, there could be significant overlap in our investment portfolio with the investment portfolios of GS BDC, GS PMMC, GS PMMC II and/or other Accounts. Additionally, if our Investment Adviser forms other vehicles (and certain accounts) in the future, the Company may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. In addition, the Company has applied for a new exemptive relief order which, if granted, would supersede the current exemptive order and would permit the Company greater flexibility to enter into co-investment transactions. The applied-for relief has not yet been granted and may not ultimately be granted.

Our activities may be limited as a result of potentially being deemed to be controlled by Group Inc., a bank holding company.

Group Inc. is a BHC under the BHCA and is therefore subject to supervision and regulation by the Federal Reserve. In addition, Group Inc. is a FHC under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because Group Inc. may be deemed to “control” us within the meaning of the BHCA, these restrictions could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our Investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our Investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary Accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Group Inc. may utilize available capacity to make investments for its proprietary Accounts or for the Accounts of other clients, which may require us to limit and/or liquidate certain Investments.

These restrictions may materially adversely affect us by, among other things, affecting our Investment Adviser’s ability to pursue certain strategies within our investment program or trade in certain securities. In addition, Group Inc. may cease in the future to qualify as an FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Group Inc. and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us.

Group Inc. may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulations or other restrictions on, Group Inc., us or other Accounts managed by our Investment Adviser and its affiliates. Group Inc. may seek to accomplish this result by causing the Investment Adviser to resign as our Investment Adviser, voting for changes to our Board of Directors, causing Group Inc. personnel to resign from our Board of Directors, reducing the amount of Group Inc.’s investment in us (if any), revoking our right to use the Goldman Sachs name or any combination of the foregoing, or by such other means as it determines in its sole discretion. Any replacement investment adviser appointed by us may be unaffiliated with Goldman Sachs.

Commodity Futures Trading Commission rules may have a negative impact on us and our Investment Adviser.

The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Investment Adviser expects to rely on relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

The AIFM Directive may have a negative impact on our Investment Adviser and its affiliates.

The AIFM Directive regulates investment advisors domiciled in the European Union and investment advisors that manage investment funds domiciled or marketed in the European Union. The AIFM Directive imposes certain requirements and restrictions on such investment advisors, which differ based on the domicile of the applicable investment advisor and investment fund and the circumstances under which an investment fund is marketed in the European Union. Such requirements and restrictions may include disclosure and transparency obligations, capital adequacy, valuation and depositary requirements, leverage and investment restrictions, other conduct of business requirements and tax requirements. As a result of the AIFM Directive, an investment advisor may be restricted from marketing investment funds in the European Union, may incur potentially significant increased operating costs, may be unable to engage in certain activities that it otherwise would have and/or may be subject to other adverse consequences. Any of the foregoing could adversely affect the performance of the Company.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Certain investors are limited in their ability to make significant investments in us.

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the Investment Company Act are also subject to this restriction as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors may be precluded from acquiring additional shares, at a time that they might desire to do so.

Competition

We are dependent upon management personnel of our Investment Adviser for our future success.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the GSAM Credit Alternatives Team, together with other investment professionals that our Investment Adviser currently retains, or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our Investments. Our future success will depend to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the BDC Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure stockholders that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Our Business and Structure—Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

We operate in a highly competitive market for investment opportunities.

A number of entities, including GS BDC, GS PMMC and GS PMMC II, compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, perpetual fund lives and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code will impose on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us, GS BDC, GS PMMC and GS PMMC II or any other investment fund managed by our affiliates, and co-investment may not be possible. In these instances GSAM will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

We do not seek to compete primarily based on the interest rates we offer, and the Investment Adviser believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we will offer. Rather, we compete with our competitors based on our reputation in the market, our existing investment platform, the seasoned investment professionals of our Investment Adviser, our experience and focus on middle-market companies, our disciplined investment philosophy, our extensive industry focus and relationships and our flexible transaction structuring. For a more detailed discussion of these competitive advantages, see “Item 1. Business—Competitive Advantages.”

We may lose Investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make Investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these Investments. We cannot assure stockholders that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

Operational

We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our Investment Adviser’s and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of the Investment Management Agreement or an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts; and
•
cyber-attacks.

In addition to our dependence on information systems, poor operating performance by our service providers could adversely impact us.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the value of our common stock and our ability to pay distributions to our stockholders.

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve a third party or our own personnel gaining unauthorized access to our information systems or those of our portfolio companies for purposes of obtaining ransom payments, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for loss or misappropriation of data, stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our reputation or business relationships. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Goldman Sachs and third-party service providers, and the information systems of our portfolio companies. Goldman Sachs and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Our Business and Structure

We are a new company and have a limited operating history.

We are a new company with limited operating history, and as a result, we have minimal financial information on which to evaluate an investment in us or our prior performance. Stockholders must rely on us to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our Investments rather than evaluating our Investments in advance of purchasing shares of our common stock. Because stockholders are not able to thoroughly evaluate our Investments in advance of purchasing our shares, the offering may entail more risk than other types of offerings. This additional risk may hinder the ability of our investors to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives. Additionally, the results of any other Accounts that have or have had an investment program which is similar to, or different from, our investment program are not indicative of the results that we may achieve. We expect to have a different investment portfolio from other Accounts. Accordingly, our results may differ from and are independent of the results obtained by such other Accounts. Moreover, past performance is no assurance of future returns.

We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or your investment could become worthless. We anticipate, based on the amount of proceeds raised in the initial or subsequent closings, that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable Investments in middle-market companies. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary Investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay a Management Fee to our Investment Adviser throughout this interim period irrespective of our performance. If the Management Fee and our other expenses exceed the return on the temporary Investments, our equity capital will be eroded.

The potentially limited term and the expiration of the Investment Period may impact our investment strategy.

Unless earlier liquidated by the Board of Directors or extended by the Board of Directors (and, to the extent necessary, a majority-in-interest of the stockholders), the term of the Company (the “Term”) will end on the sixth anniversary of the Final Closing Date unless an Exit Event occurs prior to that time. Due to the potentially finite term of the Company, we may be required to sell Investments at an inopportune time, which could adversely affect our performance and/or cause us to seek to invest in loans with a shorter term than would be the case if our Term was longer, which might adversely affect the nature and/or quality of our Investments.

Following the expiration of the Investment Period, we will not be permitted to reinvest proceeds realized from the sale or repayment of any Investment. Accordingly, we may be required to distribute such proceeds to stockholders, which may cause our fixed expenses to increase as a percentage of assets under management. In addition, any proceeds realized from the sale or repayment of Investments could result in an increased concentration of our portfolio, which could increase the risks associated with ownership of the shares of our common stock. For more, see “—Risk Relating to our Portfolio Company Investments—Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.”

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, have contributed and may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us. The Federal Reserve recently indicated that, in light of the economic recovery and higher than anticipated inflation, it expects to raise interest rates as early as March 2022. However, the timing, number and amount of any such future interest rate increases are uncertain.

Legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its BDC Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. For example, we have the same management and BDC Investment Committee teams as GS BDC, GS PMMC and GS PMMC II. Therefore, we expect these individuals may have obligations to investors in such other BDCs, the fulfillment of which might not be in our best interests or the best interests of our stockholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other BDCs. In addition, the Investment Adviser and its affiliates also manage other Accounts, and expect to manage other Accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other Accounts. The fact that our investment advisory fees may be lower than those of certain other Accounts advised by the Investment Adviser could result in this conflict of interest affecting us adversely relative to such other Accounts.

Subject to applicable law, Goldman Sachs or Accounts may invest alongside us. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted GS BDC, GS PMMC and GS MMLC (which was merged with GS BDC on October 12, 2020) exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as us and GS PMMC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

Under the terms of our exemptive relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our Stockholders and do not involve overreaching of us or our Stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our Stockholders and is consistent with our Board of Directors' approved criteria. See “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS PMMC, GS PMMC II and/or other funds managed by our Investment Adviser. If we are unable to rely on our exemptive relief for a particular opportunity when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, our Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy currently provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. In addition, the Company has applied for a new exemptive relief order which, if granted, would supersede the current exemptive order and would permit the Company greater flexibility to enter into co-investment transactions. The applied-for relief has not yet been granted and may not ultimately be granted.

Goldman Sachs’s financial and other interests may incentivize Goldman Sachs to favor other Accounts.

Our Investment Adviser receives performance-based compensation in respect of its investment management activities on our behalf, which rewards our Investment Adviser for positive performance of our investment portfolio. As a result, our Investment Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, our Investment Adviser may simultaneously manage other Accounts (including GS BDC, GS PMMC and GS PMMC II or other BDCs) for which our Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts (including GS BDC, GS PMMC and GS PMMC II or other BDCs), and such investments may constitute substantial percentages of such other Accounts’ outstanding equity interests. Therefore, our Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, the Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an investment adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different than, the investments and performance of other Accounts.

Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the BDC Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with respect to GS BDC, GS PMMC and GS PMMC II, and other clients of our Investment Adviser, as well as responsibilities under the Investment Management Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of Investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure stockholders that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our access to adequate capital.

If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year that includes the Initial Issuance Date. To qualify, and maintain our status as a RIC, among other requirements, we are required to timely distribute to our stockholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new Investments. During the Investment Period, we may issue stock to new investors, but our ability to sell additional securities may be adversely affected by a number of factors including our performance prior to such date or general market conditions. While we are permitted to reinvest proceeds realized from the sale or repayment of Investments during the Investment Period, subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any indebtedness or preferred stock, after the expiration of the Investment Period, we will not be permitted to do so, subject to certain exceptions. Accordingly, after the Investment Period, we expect to use debt financing to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of our common stockholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our common stockholders. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

Also, if we have senior debt securities or other credit facilities, any obligations to such creditors may be secured by a pledge of and a security interest in some or all of our assets, including our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our stockholders. Furthermore, the revolving credit facility with Bank of America, N.A. (the “Revolving Credit Facility”) imposes, and any credit agreement or other debt financing agreement into which we may enter may impose, financial and operating covenants, remedies on default and similar matters.

We may, to the extent permitted by applicable law including the Investment Company Act, become co-liable (as a joint borrower, guarantor or otherwise) for borrowings or other types of leverage of our subsidiaries or other entities in which we have an interest, including joint ventures.

In addition, we may be unable to obtain our desired leverage, which would, in turn, affect a stockholder’s return on investment.

We currently do not intend to enter into any collateral and asset reuse arrangements, but may decide to enter into such an arrangement in the future.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Common Stockholders (1)	(29.57)%	(17.01)%	(4.46)%	8.10%	20.66%
(1)
Based on (i) $67.6 million in total assets as of December 31, 2021, (ii) $40.0 million in outstanding indebtedness as of December 31, 2021, (iii) $26.9 million in net assets as of December 31, 2021 and (iv) annualized average interest rate on our indebtedness, as of December 31, 2021, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.00%.

Our Investment Adviser will be paid the Management Fee even if the value of stockholders’ investments declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.

The Management Fee is payable even in the event the value of stockholders’ investments declines.

In addition, the Incentive Fee payable by us to our Investment Adviser may create an incentive for our Investment Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement and also to incur leverage, which will tend to enhance returns where our portfolio has positive returns. Our Investment Adviser receives the Incentive Fee based, in part, upon capital gains realized on our Investments. As a result, our Investment Adviser may have an incentive to invest more in companies whose securities are likely to yield capital gains, as compared to income-producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher Investment losses, particularly during cyclical economic downturns.

The Incentive Fee payable by us to our Investment Adviser also may create an incentive for our Investment Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these Investments, we accrue the interest over the life of the Investment but do not receive the cash income from the Investment until the end of the term. Our net investment income used to calculate the income portion of our Incentive Fee, however, includes accrued interest. Thus, a portion of this Incentive Fee is based on income that we have not yet received in cash. This risk could be increased because our Investment Adviser is not obligated to reimburse us for any Incentive Fees received even if we subsequently incur losses or never receive in cash the accrued income (including accrued income with respect to original issue discount, payment-in-kind (“PIK”) interest and zero coupon securities). Furthermore, in the event of a listing, our Investment Adviser will be able to earn a higher Incentive Fee.

Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.

There are significant potential conflicts of interest that could negatively impact our investment returns. A number of these potential conflicts of interest with affiliates of our Investment Adviser and Group Inc. are discussed in more detail elsewhere in this report.

Group Inc., including its affiliates and personnel, is a BHC and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own Accounts or for the Accounts of their customers, and have other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such Accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest.” and “—Our ability to enter into transactions with our affiliates is restricted.” In addition, Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”) may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns.

Furthermore, Goldman Sachs is currently, and in the future expects to be, raising capital for new public and private investment vehicles that have, or when formed will have, the primary purpose of middle-market direct lending. These investment vehicles, as well as existing investment vehicles (including GS BDC, GS PMMC and GS PMMC II), will compete with us for investments. Although our Investment Adviser and its affiliates will endeavor to allocate investment opportunities among their clients, including us, in a fair and equitable manner and consistent with applicable allocation procedures, it is expected that, in the future, we may not be given the opportunity to participate in investments made by other clients or entities managed by our Investment Adviser or its affiliates or that we may participate in such investments to a lesser extent due to participation by such other clients or entities.

In addition, subject to applicable law, Goldman Sachs or another investment account or vehicle managed or controlled by Goldman Sachs may hold securities, loans or other instruments of a portfolio company in a different class or a different part of the capital structure than securities, loans or other instruments of such portfolio company held by us. As a result, Goldman Sachs or another investment account or vehicle may pursue or enforce rights or activities, or refrain from pursuing or enforcing rights or activities, on behalf of its own account, that could have an adverse effect on us. In addition, to the extent Goldman Sachs has invested in a portfolio company for its own account, Goldman Sachs may limit the transactions engaged in by us with respect to such portfolio company or issuer for reputational, legal, regulatory or other reasons.

Stockholders should note the matters discussed in “ —Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the Investment Company Act or other applicable laws) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our common stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Investment Adviser has the right, under the Investment Management Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If our Investment Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected, and the value of our common stock may decline.

Our Investment Adviser’s responsibilities and its liability to us are limited under the Investment Management Agreement, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our Investment Adviser and its officers, directors, partners, managing directors, stockholders, members, other equity holders, employees and controlling persons (if any) will not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Management Agreement relates, except a loss resulting from willful misfeasance, bad faith or gross negligence on our Investment Adviser’s part in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Management Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us shall be deemed, when acting within the scope of his or her employment by us, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “ —Our Business and Structure—Our Investment Adviser will be paid the Management Fee even if the value of stockholders’ investments declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

The Incentive Fee based on income takes into account our past performance.

The Incentive Fee based on income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted, from the calendar quarter then ending and the Trailing Twelve Quarters. The effect of calculating the Incentive Fee using reference to the Trailing Twelve Quarters is that, in certain limited circumstances, an Incentive Fee based on income will be payable to our Investment Adviser although our net income for such quarter did not exceed the hurdle rate or the Incentive Fee will be higher than it would have been if calculated based on our performance for the applicable quarter without taking into account the Trailing Twelve Quarters. For example, if we experience a net loss for any particular quarter, an Incentive Fee may still be paid to our Investment Adviser if such net loss is less than the net loss for the most recent quarter that preceded the Trailing Twelve Quarters. In such circumstances, our Investment Adviser would be entitled to an Incentive Fee whereas it would not have been entitled to an Incentive Fee if calculated on the basis of our performance for the applicable quarter.

If we consummate a listing, the Management Fee and Incentive Fee will increase.

Subsequent to a listing, the Management Fee will be calculated as a percentage of the average of our gross assets including assets purchased with borrowed amounts (excluding cash and cash equivalents) at the end of the then-current calendar quarter and the prior calendar quarter, which will result in a higher Management Fee for a given level of assets when compared to the current Management Fee calculated based on NAV and will create an incentive for our Investment Adviser to incur leverage. In addition, subsequent to a listing, the Incentive Fee on income will increase from 15% to 20% of our Ordinary Income and the Incentive Fee on capital gains will increase from 15% to 20% of our aggregate realized capital gains net of our aggregate realized capital losses and our aggregate unrealized capital depreciation (in each case calculated from the date of such listing).

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including interest rates payable on debt Investments we make, default rates on such Investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in certain markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods or the full fiscal year.

We are exposed to risks associated with changes in interest rates.

Debt Investments that we make may be based on floating rates, such as LIBOR, SOFR (as defined below), the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our Investments, the value of our securities and our rate of return on invested capital. It is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to suitable replacements for interbank offered rates (“IBORs”). On March 5, 2021, the Financial Conduct Authority (“FCA”) and ICE Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings would cease after December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings will cease after June 30, 2023. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a

U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month U.S. dollar (USD) LIBOR. We expect that a substantial portion of our future floating rate Investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR. In addition, we may need to renegotiate any credit agreements extending beyond June 2023 with our portfolio companies that utilize LIBOR terms as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Our Revolving Credit Facility provides by its terms for the transition to a SOFR-based rate of interest. Upon this transition, amounts drawn under our Revolving Credit Facility may bear interest at a higher rate than they would if LIBOR had continued to be used, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Because we intend to borrow money, and may issue preferred stock to finance Investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our Investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

A reduction in the interest rates on new Investments relative to interest rates on current Investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any Investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our Investments yield. Further, rising interest rates could also adversely affect our performance if we hold Investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from Investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate Investments.

A change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt Investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold in the Investment Management Agreement and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to the portion of the Incentive Fee based on income.

Interest rates in the United States are currently at historically low levels. Certain countries have experienced negative interest rates on certain fixed-income instruments. Changing interest rates, including rates that fall below zero, may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. The Federal Reserve recently indicated that, in light of the economic recovery and higher than anticipated inflation, it expects to raise interest rates as early as March 2022. However the timing, number and amount of any such future interest rate increases are uncertain.

Investors may fail to pay their Undrawn Commitment.

The obligations of stockholders to fund Undrawn Commitments is without defense, counterclaim or offset of any kind. However, if a stockholder fails to pay any amount of its Commitment when called, other stockholders who have an Undrawn Commitment may be required to fund their respective Commitments sooner and in a greater amount (but not more than their Undrawn Commitment) than they otherwise would have absent such a default.

In addition, if funding of Commitments by other stockholders and borrowings by us are inadequate to cover defaulted Commitments, we may make fewer Investments and be less diversified than if all stockholders had paid their contributions. Additionally, we may be forced to obtain substitute sources of liquidity by selling Investments to meet our funding obligations. Such forced sales of investment assets by us may be at disadvantageous prices. In addition, if we are not able to obtain substitute sources of liquidity, we may default on our funding obligations.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation may be negatively impacted if we fail to act responsibly in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with investors, which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. For example, in May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. In addition, the SEC has announced that it may require disclosure of certain ESG-related matters. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Risks Relating to Our Portfolio Company Investments

Our Investments are very risky and highly speculative.

We will invest primarily through direct originations of secured debt, including first lien, unitranche, and last out portions of such loans, second lien debt, and unsecured debt, including mezzanine debt, as well as select equity investments. The securities in which we will invest generally are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower than “BBB-” by Fitch Ratings or S&P). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Therefore, our investments may result in an above-average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

Secured Debt. When we make a secured debt investment, we generally take a security interest in the available assets of the portfolio company, including the equity interests of any subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our debt investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors, such as trade creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt investment. Consequently, the fact that our debt is secured does not guarantee that we will receive principal and interest payments according to the debt investment’s terms, or at all, or that we will be able to collect on the loan, in full or at all, should we enforce our remedies.

Unsecured Debt, including Mezzanine Debt. Our unsecured debt investments, including mezzanine debt investments, generally will be subordinated to senior debt in the event of an insolvency. This may result in an above-average amount of risk and loss of principal.

Equity Investments. When we invest in secured debt or unsecured debt, including mezzanine debt, we may acquire equity securities from the company in which we make the investment. In addition, we may invest in the equity securities of portfolio companies independent of any debt investment. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we hold may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Investing in middle-market companies involves a number of significant risks.

Investing in middle-market companies involves a number of significant risks, including:

•
such companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•
such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•
such companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio companies and, in turn, on us;
•
such companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•
there is generally little public information about these companies, they and their financial information are not subject to the reporting requirements of the Exchange Act and other regulations that govern public companies and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;
•
our executive officers, directors and Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•
such companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness, including any debt securities held by us, upon maturity.

Many of our portfolio securities may not have a readily available market price and we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the Investment.

The majority of our Investments are expected to be in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined in good faith under procedures adopted by our Board of Directors. Our Board of Directors is expected to utilize the services of independent third-party valuation firms (“Independent Valuation Advisors”) in determining the fair value of a portion of the securities in our portfolio as of each quarter end. Investment professionals from our Investment Adviser will also prepare portfolio company valuations using sources and/or proprietary models, depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy.

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, it may be more difficult for investors to value accurately our Investments and could lead to undervaluation or overvaluation of our common stock. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our NAV.

When our NAV is determined other than on a quarter-end (such as in connection with issuances of shares of our common stock on dates occurring mid-quarter), such determinations of NAV are generally made by our Investment Adviser, acting under delegated authority from, and subject to the supervision of our Board of Directors. While such NAV determinations are made in accordance with procedures adopted by our Board of Directors, such intra-quarter NAV determinations do not follow the same procedures as quarter-end NAV determinations, such as the input of our Audit Committee or Independent Valuation Advisors, which may heighten the risks described above. However, we intend to comply at all times with the limitations of Section 23 under the Investment Company Act (which generally prohibits us from issuing shares of common stock at a price below the then-current NAV of the shares of common stock as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).

The lack of liquidity in our Investments may adversely affect our business.

Various restrictions will render our Investments relatively illiquid, which may adversely affect our business. As we will generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. Our Investment Adviser is not permitted to obtain or use material non-public information in effecting purchases and sales in public securities transactions for us, which could create an additional limitation on the liquidity of our investments. The illiquidity of our Investments may make it difficult for us to sell such Investments if the need arises. Therefore, if we are required to or desire to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our Investments or could be unable to dispose of our Investments in a timely manner or at such times as we deem advisable.

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in certain other financial and investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of Investments perform poorly or if we need to write down the value of any one Investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2021, our investments in internet software and services represented 43.6% of our portfolio at fair value. Our investments in internet software and services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, as of December 31, 2021, Health Care Technology, represented 20.8% of our portfolio at fair value. Our investments in Health Care Technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

We will generally not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We will not generally hold controlling equity positions in our portfolio companies. While we are obligated as a BDC to offer to make managerial assistance available to our portfolio companies, there can be no assurance that management personnel of our portfolio companies will accept or rely on such assistance. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity Investments that we may hold in our portfolio companies, we may not be able to dispose of our Investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our Investments.

In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

We may be subject to risks associated with investments in real estate loans.

Our Investment Adviser, on our behalf, may periodically invest in loans related to real estate and real estate-related assets, and such investments will be subject to the risks inherent to investment in real estate-related assets generally. These risks include, but are not limited to, regional, national and international economic conditions, the supply and demand for properties, the financial resources of tenants, buyers and sellers of properties, changes in building, environmental, zoning and other laws and regulations, changes in real property tax rates, changes in interest rates and the availability of financing, which may render the sale or refinancing of properties difficult or impracticable, environmental liabilities, uninsured losses, acts of God, natural disasters, terrorist attacks, acts of war (declared and undeclared), strikes and other factors which are beyond the control of our Investment Adviser and us.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

•
increase or maintain in whole or in part our equity ownership percentage or debt participation;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•
attempt to preserve or enhance the value of our Investment.

We may elect not to make follow on investments or may lack sufficient funds to make those investments.

We will have the discretion to make any follow-on Investments, subject to the availability of capital resources and the limitations set forth in “Item 1. Business.” The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, compliance with covenants contained in the Revolving Credit Facility or compliance with the requirements for maintenance of our RIC status.

Our portfolio companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.

Certain of the loans we make will be prepayable at any time, with some prepayable at no premium to par (i.e. payable at the face value amount, without any premium to the market price). We cannot predict when such loans may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that permit such portfolio company to replace existing financing with less expensive capital. In periods of rising interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for us in the future below the current yield disclosed for our portfolio if the capital returned cannot be invested in transactions with equal or greater expected yields.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Investments in common and preferred equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

Although common stock has historically generated higher average total returns than fixed income securities over the long term, common stock also has experienced significantly more volatility in those returns. Our equity investments may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

•
any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;
•
to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment; and
•
in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company.

Even if the portfolio company is successful, our ability to realize the value of our Investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our Investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

There are special risks associated with investing in preferred securities, including:

•
preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;
•
preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;
•
preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and
•
generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

Additionally, when we invest in debt securities, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the Management Fee and Incentive Fee to our Investment Adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear their pro rata share of the Management Fee and Incentive Fee due to our Investment Adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

We may be exposed to special risks associated with bankruptcy cases.

Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions that may be contrary to our interests. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower; it is subject to unpredictable and lengthy delays; and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest its capital adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, the borrower requests significant managerial assistance from us and we provide such assistance as contemplated by the Investment Company Act.

We will have broad discretion over the use of proceeds of the funds we raise from investors and will use proceeds in part to satisfy operating expenses.

There can be no assurance that we will be able to locate a sufficient number of suitable investment opportunities to allow us to successfully deploy capital that we raise from investors in a timeframe that will permit investors to earn above-market returns. To the extent we are unable to invest substantially all of the capital we raise within our contemplated timeframe, our investment income, and in turn our results of operations, will likely be materially adversely affected. Additionally, there could be a significant lag in time between any Drawdown Date and our funding of investments. See “—Our Business and Structure—We are a new company and have a limited operating history.”

We intend to use substantially all of the proceeds from the offering of our common stock, net of expenses, to make investments in accordance with our investment objectives and using the strategies described in this report. We anticipate that the remainder will be used for working capital and general corporate purposes, including the payment of operating expenses. However, subject to the restrictions of applicable law and regulations, including the Investment Company Act and the Code, we have significant flexibility in applying the proceeds of the funds we raise from investors and may use the net proceeds in ways with which stockholders may not agree, or for purposes other than those contemplated at the time of the capital raising. We may also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new Investments, from net proceeds. Our ability to achieve our investment objective may be limited to the extent that net proceeds of the funds we raise from investors, pending full investment by us in portfolio companies, are used to pay operating expenses.

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would affect our results of operations.

As a BDC, we are required to carry our Investments at market value or, if no market value is ascertainable, at fair value as determined in good faith under procedures adopted by our Board of Directors. We may take into account the following types of factors, if relevant, in determining the fair value of our Investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow (taking into consideration current market interest rates and credit spreads), the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not likely to be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our Investments are sold in a principal market to market participants (even if we plan on holding an Investment through its maturity). As a result, volatility in the capital markets can also adversely affect our Investment valuations. Decreases in the market values or fair values of our Investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our Investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Our portfolio companies may have incurred or issued, or may in the future incur or issue, debt or equity securities that rank equally with, or senior to, our Investments in such companies, which could have an adverse effect on us in any liquidation of the portfolio company.

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, our Investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our Investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our Investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our Investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our Investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt, which will be secured on a first priority basis. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other arrangement with creditors. Similar risks to the foregoing may apply where we hold the last out piece of a unitranche loan.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such portfolio companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then the unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these portfolio companies and to us as an investor. These portfolio companies may be subject to restrictive financial and operating covenants and the leverage may impair these portfolio companies’ ability to finance their future operations and capital needs. As a result, these portfolio companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential Investments in securities of non-U.S. companies to the extent permissible under the Investment Company Act. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets and particularly for middle market companies in these economies.

Although we expect that most of our investments will be denominated in U.S. dollars, any investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

We may expose ourselves to risks if we engage in hedging transactions.

Subject to applicable provisions of the Investment Company Act and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk.

Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “—Our Business and Structure—We are exposed to risks associated with changes in interest rates.”

We may initially invest a significant portion of the net proceeds from the offering of common stock primarily in high-quality short-term investments, which will generate lower rates of return than those expected from the interest generated on our intended investment program.

We may initially invest a portion of the net proceeds from the offering of common stock primarily in cash, cash equivalents, U.S. government securities and other high-quality short-term investments. These securities may earn yields substantially lower than the income that we anticipate receiving once we are fully invested in accordance with our investment objective. As a result, we may not be able to achieve our investment objective and/or pay any dividends during this period or, if we are able to do so, such dividends may be substantially lower than the dividends that we expect to pay when our portfolio is fully invested in accordance with our investment objectives. If we do not realize yields in excess of our expenses, we may incur operating losses.

We may form one or more CLOs, which may subject us to certain structured financing risks.

To the extent permissible under risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Act and applicable provisions of the Investment Company Act, to finance investments, we may securitize certain of our Investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these Investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. Any interest in any such CLO held by us may be considered a “non-qualifying asset” for purposes of Section 55 of the Investment Company Act.

If we create a CLO, we will depend on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to our stockholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO’s equity interests, to receive cash flow from these Investments. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining our RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we could fail to maintain our status as a RIC, which would have a material adverse effect on our financial performance.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our stockholders.

To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests. Finally, any equity interests that we retain in a CLO will not be secured by the assets of the CLO, and we will rank behind all creditors of the CLO.

Our Securities

Investing in our common stock involves an above-average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance.

Investors in offerings after the initial closing could receive fewer shares of common stock than anticipated.

The purchase price per share of our common stock in any closing after the initial closing is expected to be determined to ensure that such price is equal to our then-current NAV per share. As a result, in the event of an increase in our NAV per share, the purchase price for shares purchased in any closing after the initial closing may be higher than the prior monthly NAV per share, and therefore an investor may receive a smaller number of shares than if it had purchased shares in a prior offering. Additionally, in order to more fairly allocate such expenses among all stockholders, investors making Commitments after the Initial Drawdown Date will be required to bear a portion of our Organizational Expenses at the time of their first investment in us.

A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Stockholders do not have preemptive rights to any shares we issue in the future. We may decide, at a Subsequent Closing Date and in accordance with the process described below, to issue additional shares at or below the NAV per share. To the extent we issue additional shares, a stockholder’s percentage ownership interest in us may be diluted. In addition, if such shares are issued below NAV, existing stockholders may also experience dilution in the book value and fair value of their shares.

We are generally not able to issue and sell our common stock at a price per share below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock (i) with the consent of a majority of our common stockholders (and a majority of our common stockholders who are not affiliates of ours) and (ii) if, among other things, a majority of our Independent Directors and a majority of our directors who have no financial interest in the transaction determine that a sale is in the best interests of us and our stockholders.

We have the right to call Commitments from each investor subscribing at a Subsequent Closing Date to purchase shares in an amount such that the percentage of Commitment contributed by each stockholder in us will be the same (excluding any Defaulting Stockholder). If our NAV has decreased between the Initial Closing Date and such Subsequent Closing Date, the investors subscribing on the Subsequent Closing Date will receive more shares than they would have received had they subscribed for shares on the Initial Closing Date and accordingly, stockholders who subscribed on the Initial Closing Date would have their percentage ownership interest in us further diluted.

We may in the future determine to issue preferred stock, which could adversely affect the value of our common stock.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the value of our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the Investment Company Act, preferred stock would constitute a “senior security” for purposes of the 150% asset coverage test.

We may not be able to pay distributions to holders of our common stock, distributions to holders of our common stock may not grow over time and a portion such distributions may be a return of capital to holders of our common stock for U.S. federal income tax purposes.

All distributions will be paid at the discretion of the Board of Directors and will depend on such factors as the Board determines to be relevant from time to time, including our earnings, financial condition and compliance with any debt covenants we may be subject to. Accordingly, we may not pay distributions to stockholders.

The distributions we pay to stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a holder’s adjusted tax basis in its common stock and correspondingly increase such holder’s gain, or reduce such holder’s loss, on disposition of such common stock. Distributions in excess of a holder’s adjusted tax basis in its common stock will constitute capital gains to such holder. Stockholders who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of a RIC’s net ordinary income or capital gains when they are not. Accordingly, stockholders should read carefully any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to stockholders after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains.

Our stockholders may receive shares of our common stock as distributions, which could result in adverse tax consequences to them.

In order to satisfy the annual distribution requirement applicable to RICs, we will have the ability to declare a large portion of a distribution in shares of our common stock instead of in cash. We are not subject to restrictions on the circumstances in which we may declare a portion of a distribution in shares of our common stock but would generally anticipate doing so only in unusual situations, such as, for example, if we do not have sufficient cash to meet our RIC distribution requirements under the Code. Generally, were we to declare such a distribution, we would allow stockholders to elect payment in cash and/or shares of our common stock of equivalent value. Under published IRS guidance, the entire distribution will generally be treated as a taxable distribution for U.S. federal income tax purposes, and count towards our RIC distribution requirements under the Code, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution is required to be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in shares of our common stock) under a formula provided in the applicable IRS guidance. The number of shares of our common stock distributed would thus depend on the applicable percentage limitation on cash available for distribution, the stockholders’ individual elections to receive cash or stock, and the value of the shares of our common stock. Each stockholder generally would be treated as having received a taxable distribution (including for purposes of the withholding tax rules applicable to a non-U.S. stockholder) on the date the distribution is received in an amount equal to the cash that such stockholder would have received if the entire distribution had been paid in cash, even if the stockholder received all or most of the distribution in shares of our common stock. We currently do not intend to pay distributions in shares of our common stock, but there can be no assurance we will not do so in the future.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we have not received or will not receive in cash, such as accruals on a contingent payment debt instrument, accruals of interest income and/or OID on defaulted debt, or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Moreover, we generally will be required to take certain amounts into income no later than the time such amounts are reflected on our financial statements. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our Investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to qualify as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash in the amount required for us to make, or if we are restricted from making, sufficient distributions to our stockholders to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

Our common stock is subject to significant transfer restrictions, and an investment in our common stock generally will be illiquid.

Shares of our common stock are subject to the restrictions on transfer described herein and as set forth in our certificate of incorporation. Purchasers of shares of our common stock prior to an IPO and listing (including purchasers in the offering) will not be permitted to transfer their shares after the consummation of such IPO and listing, including a transfer of solely an economic interest, without our prior written consent until a date to be established by us. If we undergo a Merger, similar restrictions may be imposed on our common stock or shares of another entity received by our stockholders in connection with such transaction. If a listing does not occur, our common stockholders will be prohibited from transferring their shares without our prior written consent. An investment in our common stock is of further limited liquidity since our common stock is not freely transferable under the securities laws. Each investor in our common stock must be prepared to bear the economic risk of an investment in our common stock for an indefinite period.

We have no obligation to conduct an Exit Event and can offer no assurances as to whether or when we may conduct an Exit Event. Even if we consummate an Exit Event, we can offer no assurances as to the price at which our common stock will be valued in an Exit Event, and it could be valued below the price in the offering or the then-current NAV. Additionally, pre-Exit Event stockholders are not expected to be able to sell their common stock in any IPO.

Shares of our common stock have not been registered under the Securities Act and, therefore, under the securities laws, cannot be sold unless such shares are subsequently registered under the Securities Act or an exemption from such registration is available. Shares of our common stock are illiquid assets for which there is not a secondary market and there is no guarantee that a secondary market will develop in the future. An investment in our common stock is therefore suitable only for certain sophisticated investors that can bear the risks associated with the illiquidity of their common stock.

You will have limited opportunities to sell your common stock and, to the extent you are able to sell your common stock, you may not be able to recover the amount of your investment in our common stock.

Beginning with the end of the Investment Period, until an Exit Event, we expect that our Board of Directors will consider repurchase offers to allow you to tender your shares of common stock on a quarterly basis at a price per share we expect to reflect a recent NAV per share. Any such share repurchase offer will be at the discretion of our Board of Directors and subject to applicable law and that such repurchases do not give rise to adverse tax, ERISA or other regulatory consequences to us or our stockholders. Additionally, if we determine to make one or more repurchase offers, such offers are expected to include numerous restrictions that limit your ability to sell your shares of common stock pursuant to such offers. We expect to limit the number of shares of common stock repurchased pursuant to any share repurchase offer to 5% of our outstanding shares of common stock (with the exact amount to be set by our Board of Directors).

Although we expect that our Board of Directors will consider repurchase offers on a quarterly basis beginning with the end of the Investment Period, our Board of Directors has complete and absolute discretion to determine whether we will engage in any share repurchases and, if so, the terms of such repurchases. Therefore, we may ultimately not engage in any share repurchases or may cease share repurchases at any time, and you may not be able to sell your shares of common stock at all. You should not assume or rely upon any expectation that we will offer to repurchase any of our shares of our common stock.

The repurchase price per share of future repurchase offers, if any, may be lower than the price per share that stockholders paid for their shares of our common stock. In addition, in the event that a stockholder chooses to participate in a quarterly repurchase offer, the stockholder may be required to provide us with notice of intent to participate prior to knowing what the NAV per share will be on the repurchase date. A stockholder seeking to sell shares of our common stock to us as part of our quarterly share repurchase offer may be required to do so without knowledge of what the repurchase price per share of our common stock will be on the repurchase date.

If we have not consummated an Exit Event by the Wind-down Determination Date, our Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act and the Code) will meet to consider our potential wind down and/or liquidation and dissolution.

If we have not consummated an Exit Event by the Wind-down Determination Date, our Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act and the Code) will meet to consider our potential wind down and/or liquidation and dissolution. To the extent our Board determines to pursue a liquidation or dissolution, no assurances can be provided as to what price they will be able to obtain from selling or liquidating our Investments and we could end up being liquidated below our then NAV per share or at a price per share below what stockholders paid.

In the event of any liquidation, dissolution or winding up of our affairs, our common stockholders would receive any remaining net assets only after payment or provision or payment of our debts and other liabilities and subject to the prior rights of any outstanding preferred stock. In addition, we expect that we would incur certain costs associated with a liquidation or dissolution. Accordingly, to the extent our Board of Directors determines to proceed with our liquidation or dissolution, it could result in a loss for our common stockholders.

Certain provisions of our certificate of incorporation and bylaws and the DGCL, as well as other aspects of our structure, could deter takeover attempts and have an adverse impact on the price of our common stock.

Our certificate of incorporation and bylaws, as well as the DGCL, contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Among other things, our certificate of incorporation and bylaws:

•
provide that our Board of Directors will be classified in the event of a listing, which may delay the ability of our stockholders to change the membership of a majority of our Board of Directors;
•
do not provide for cumulative voting;
•
provide that vacancies on our Board of Directors, including newly created directorships, may be filled only by a majority vote of directors then in office;
•
provide that our directors may be removed only for cause, and only by a supermajority vote of the stockholders entitled to elect such directors upon Board classification at the time of a listing;
•
provide that stockholders may only take action at an annual or special meeting of stockholders, and may not act by written consent;
•
restrict stockholders’ ability to call special meetings; and
•
require a supermajority vote of stockholders to effect certain amendments to our certificate of incorporation and bylaws.

We have provisions comparable to those of Section 203 of the DGCL (other than with respect to Group Inc. and its affiliates and certain of its or their direct or indirect transferees and any group as to which such persons are a party). These provisions generally prohibit us from engaging in mergers, business combinations and certain other types of transactions with “interested stockholders” (generally defined as persons or entities that beneficially own 15% or more of our voting stock), other than the exempt parties as described above, for a period of three years following the date the person became an interested stockholder unless, prior to such stockholder becoming an interested stockholder, our Board of Directors has approved the “business combination” that would otherwise be restricted or the transaction that resulted in the interested stockholder becoming an interested stockholder or the subsequent transaction with the interested stockholder has been approved by our Board of Directors and 662/3% of our outstanding voting stock (other than voting stock owned by the interested stockholder). Such provisions may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock. In addition, certain aspects of our structure, may have the effect of discouraging a third party from making an acquisition proposal for us.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

During the period when we have elected to be treated as a RIC, we expect to be treated as a “publicly offered regulated investment company” as a result of shares of our common stock being held by at least 500 persons at all times during a taxable year. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the Management Fees and Incentive Fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions of a U.S. stockholder that is an individual, trust or estate are disallowed for tax years beginning before January 1, 2026, and thereafter generally are (i) deductible by such stockholders only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, (ii) not deductible for purposes of the alternative minimum tax and (iii) subject to the overall limitation on itemized deductions under the Code. In addition, if we are not treated as a publicly offered regulated investment company, we will be subject to limitations on the deductibility of certain “preferential dividends” that are distributed to stockholders on a non- pro-rata basis.

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on distributions we pay.

Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States will generally be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits.

Certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

NO ASSURANCE CAN BE GIVEN AS TO WHETHER ANY OF OUR DISTRIBUTIONS WILL BE ELIGIBLE FOR THIS EXEMPTION FROM WITHHOLDING OF U.S. FEDERAL INCOME TAX. IN PARTICULAR, THIS EXEMPTION WILL NOT APPLY TO OUR DISTRIBUTIONS PAID IN RESPECT OF OUR NON-U.S. SOURCE INTEREST INCOME OR OUR DIVIDEND INCOME (OR ANY OTHER TYPE OF INCOME OTHER THAN GENERALLY OUR NON-CONTINGENT U.S.-SOURCE INTEREST INCOME RECEIVED FROM UNRELATED OBLIGORS AND OUR QUALIFIED SHORT-TERM CAPITAL GAINS). IN THE CASE OF OUR COMMON STOCK HELD THROUGH AN INTERMEDIARY, THE INTERMEDIARY MAY WITHHOLD U.S. FEDERAL INCOME TAX EVEN IF WE REPORT THE PAYMENT AS QUALIFIED NET INTEREST INCOME OR QUALIFIED SHORT-TERM CAPITAL GAIN. BECAUSE OUR COMMON STOCK WILL BE SUBJECT TO SIGNIFICANT TRANSFER RESTRICTIONS, AND AN INVESTMENT IN OUR COMMON STOCK WILL GENERALLY BE ILLIQUID, NON-U.S. STOCKHOLDERS WHOSE DISTRIBUTIONS ON OUR COMMON STOCK ARE SUBJECT TO WITHHOLDING OF U.S. FEDERAL INCOME TAX MAY NOT BE ABLE TO TRANSFER THEIR SHARES OF OUR COMMON STOCK EASILY OR QUICKLY OR AT ALL.

The tax treatment of a Non-U.S. stockholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction, and may vary considerably from jurisdiction to jurisdiction.

Depending on (i) the laws of such non-U.S. stockholder’s jurisdiction of tax residence, (ii) how the Company, the Investments and/or any other investment vehicles through which we directly or indirectly invest are treated in such jurisdiction, and (iii) the activities of any such entities, an investment in us could result in such non-U.S. stockholder recognizing adverse tax consequences in its jurisdiction of tax residence, including (a) with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in the Company, the Investments and/or any other investment vehicles through which we directly or indirectly invest and/or of distributions from such entities and any uncertainties arising in that respect (the Company not being established under the laws of the relevant jurisdiction), (b) the possibility of taxable income significantly in excess of cash distributed to a non-U.S. stockholder, and possibly in excess of our actual economic income, (c) the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and (d) the possibility of being subject to tax at unfavorable tax rates. A non-U.S. stockholder may also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each prospective investor is urged to consult its own tax advisors with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.

Beneficial owners of our equity securities may be subject to certain regulatory requirements based on their ownership percentages.

A beneficial owner, either directly or indirectly, of more than 25% of our voting securities is presumed to control us under the Investment Company Act. Certain events beyond an investor’s control may result in an increase in the percentage of such investor’s beneficial ownership of our shares, including the repurchase by us of shares from other stockholders. Control of us would also arise under the Investment Company Act if a person has the power to exercise a controlling influence over our management or policies, unless that power is solely the result of an official position with us. In the event a stockholder is or becomes a person that controls us, it and certain of its affiliated persons will be subject to, among other things, prohibitions or restrictions on engaging in certain transactions with us and certain of our affiliated persons. A beneficial owner of a large number of our equity securities may also become subject to public reporting obligations when we become a public reporting company under the Exchange Act.

Stockholders may be subject to filing requirements under the Exchange Act as a result of their investment in us.

Ownership information for any person or group that beneficially owns more than 5% of our common stock will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly statements the amount of outstanding stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition beneficial owners of 10% or more of our common stock will be subject to reporting obligations under Section 16(a) of the Exchange Act.

Stockholders may be subject to the short-swing profits rules under the Exchange Act as a result of their investment in us.

Persons with the right to appoint a director or who beneficially own more than 10% of our common stock may be subject to Section 16(b) of the Exchange Act, which recaptures for our benefit profits from the purchase and sale of registered stock within a six-month period.

To the extent OID and PIK interest will constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our Investments may include OID instruments and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest will constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•
The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.
•
Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•
OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.

For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the Investment Company Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We maintain our principal executive office at 200 West Street, New York, New York 10282. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no public market for the common stock, and we do not expect one to develop in the future.

Stockholders

Prior to the Initial Drawdown Date, the Initial Member, an affiliate of our Investment Adviser, was the sole owner of our membership interests, which were acquired for an initial capital contribution of $100. We cancelled the Initial Member’s interest in us on the Initial Drawdown Date. Concurrent with the cancellation, investors (other than the Initial Member) made their initial capital contribution to purchase shares of our common stock.

As of March 3, 2022, there were approximately 804 holders of record of our common stock.

Sales of Unregistered Securities

The following table summarizes the total shares issued and proceeds received related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the period from October 29, 2021 (commencement of operations) to December 31, 2021
November 23, 2021	944,320	$18.89
December 20, 2021	493,254	9.40
Total capital drawdowns	1,437,574	$28.29

Each of the above issuances and sales of the common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D or Regulation S under the Securities Act. Each purchaser of common stock was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of stock sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the common stock for investment and not with a view to resell or distribute. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuance and sale.

Because the common stock is being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our common stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the common stock is registered under applicable securities laws or specifically exempted from registration (in which case the stockholders may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the common stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of common stock may be made except by registration of the transfer on our books. Each purchaser of our common stock will be required to complete and deliver to the appropriate Placement Agent, if any, and us, prior to the acceptance of any order, a subscription agreement substantiating the purchaser’s eligibility to purchase shares and including limitations on resales and transfers of our common stock.

Distributions

Subject to the requirements of Section 852(a) of Subchapter M of the Code, and the terms of any indebtedness or preferred stock, we intend to (i) distribute to our stockholders, pro rata based on the number of shares held by each stockholder, before the end of each taxable year, or in certain cases, during the following taxable year, net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments), except to the extent such proceeds from repayment or disposition are retained for reinvestment prior to the termination of the Investment Period in accordance with “—Recycling” below, (ii) distribute quarterly investment income (i.e. proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an Investment) commencing with the quarter ended December 31, 2021, and (iii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order to maintain our status as a RIC under Subchapter M of the Code for any such taxable year.

Depending upon the level of taxable income and net capital gain earned in a year, we may retain certain net capital gain for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. Distributions to out stockholders will be appropriately adjusted for any taxes payable by us or any direct or indirect subsidiary through which we invest (including any corporate, state, local, non-U.S. and withholding taxes).

No distribution shall be made to a stockholder to the extent not permitted under applicable law. Although we do not intend to do so, we have the ability to declare a portion of a dividend in shares.

For the period from October 29, 2021 (commencement of operations) to December 31, 2021, there were no distributions declared on our common stock.

Recycling

Subject to the requirements of Subchapter M of the Code and the terms of any indebtedness, proceeds realized by us prior to the Wind-down Determination Date from the sale or repayment of any Investment (as opposed to investment income) up to the cost of any such Investment, may be retained and reinvested by us. Any amounts so reinvested will not reduce a stockholder’s Undrawn Commitment.

To the extent that we retain net capital gains for reinvestment or carry forward taxable income for distribution in the following year, there may be certain tax consequences to us and the stockholders.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Middle Market Lending Corp. II, unless otherwise specified. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through December 31, 2021, we have originated $43.01 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first-out” portion of such loan and retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last-out” portion generally earns a higher interest rate than the “first-out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants, and may not include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Covenant-lite loans may carry more risk than traditional loans as they allow borrowers to engage in activities that would otherwise be difficult or impossible under a loan with a full package of covenants. In the event of default, covenant-lite loans may exhibit diminished recovery values as the lender may not have the opportunity to negotiate with the borrower prior to default.

We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time and non-recurring items that are outside the ordinary operations of these companies. While, as a result of fluctuations in the value of one asset relative to another asset, middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not middle-market credit obligations and related instruments. Derivative instruments will be counted towards our 80% policy to the extent they have economic characteristics similar to middle-market credit obligations. We will notify our stockholders at least 60 days prior to any change to the 80% investment policy described above.

We expect to directly or indirectly invest at least 70% of our total assets in middle-market companies domiciled in the United States. However, we may from time to time invest opportunistically in large U.S. companies, non-U.S. companies, stressed or distressed debt, structured products, private equity or other opportunities, subject to limits imposed by the Investment Company Act.

While our investment program is expected to focus primarily on debt investments, our investments may include equity features, such as a direct investment in the equity or convertible securities of a portfolio company or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with debt securities will generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

Impact of COVID-19 Pandemic

Infection rates in many parts of the world spiked toward the end of 2021 and into early 2022, as the highly transmissible Omicron variant emerged in the fourth quarter and spread rapidly, while the Delta variant also remained a concern. The surge of infections has led to a renewed emphasis globally on safety measures and restrictions, as well as a greater sense of urgency regarding the distribution of vaccine and vaccine boosters, and has created a greater degree of uncertainty regarding the prospects for economic growth in 2022.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the unprecedented nature of COVID-19 and the difficulty in predicting future government responses and restrictions, the operating environment of our portfolio companies is evolving rapidly. Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. While the global economy continued on the path to recovery during 2021, it is vulnerable to the risk that the Omicron variant, or other possible variants, could impede the recovery going forward by precipitating adverse economic consequences, and we continue to closely monitor our exposures to industries that would be most negatively impacted by the COVID-19 pandemic.

Goldman Sachs has continued to successfully execute on its Business Continuity Planning (the “BCP”) strategy since initially activating it in the first quarter of 2020 in response to the emergence of the COVID-19 pandemic. Goldman Sachs’ priority has been to safeguard its employees and to seek to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. Goldman Sachs remains focused on ensuring that its employees are able to safely work from their offices, where circumstances permit. During 2021, Goldman Sachs made substantial progress in facilitating the safe return of its employees to their offices and its employees in a number of their locations around the world returned to the office to varying degrees. Given that the situation regarding COVID-19 is fluid and varies geographically, Goldman Sachs’s approach to transitioning back to the office is flexible and evolves as the specific conditions and requirements of each location change. For instance, in light of the rapid spread of the Omicron variant late in 2021, Goldman Sachs took the step of having the vast majority of its employees in the U.S., U.K. and in some of their other locations work remotely at the outset of 2022.

For further information about the risks associated with COVID-19, see “—Item 1A. Risk Factors” in Part I.

KEY COMPONENTS OF OPERATIONS

Investments

Our level of investment activity can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.

As a BDC, we generally will be prohibited from acquiring assets other than qualifying assets unless, after giving effect to any acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the Investment Company Act, “eligible portfolio companies” include (i) private U.S. operating companies, (ii) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (iii) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through OTC Markets Group Inc. are not listed on a national securities exchange and therefore are eligible portfolio companies.

Revenues

We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) income. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other Accounts, which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest and dividend income are presented net of withholding tax, if any.

Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our Investments. We bear all other costs and expenses relating to our operations and transactions in accordance with the investment management agreement (the “Investment Management Agreement”) and administration agreement (“Administration Agreement”), including:

•
our operational, offering and organizational expenses;
•
fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our Investments, including, among others, professional fees (including, without limitation, the fees and expenses of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on Investments and prospective Investments;
•
interest, fees and other expenses payable on Financings, if any, incurred by us;
•
fees and expenses incurred by us in connection with membership in investment company organizations;
•
brokers’ commissions;
•
fees and expenses associated with calculating our NAV (including the costs and expenses of any Independent Valuation Advisor);
•
legal, auditing or accounting expenses;
•
taxes or governmental fees;
•
the fees and expenses of our Administrator, transfer agent and/or sub-transfer agent;
•
the cost of preparing stock certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of the shares;
•
the expenses of, and fees for, registering or qualifying common stock for sale, maintaining our registration and qualifying and registering the Company as a broker or a dealer;
•
the fees and expenses of our Independent Directors;
•
the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our organizational documents insofar as they govern agreements with any such custodian;
•
the cost of preparing and distributing reports, proxy statements and notices to holders of our equity interests, the SEC and other regulatory authorities;
•
insurance premiums;
•
costs of holding stockholder meetings;
•
listing fees, if any; and
•
costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business.

In addition, we shall bear the fees and expenses related to the preparation and maintaining of any necessary registrations with regulators in order to market the common stock of the Company in certain jurisdictions and fees and expenses associated with preparation and maintenance of any key information document or similar document required by law or regulation.

Our Investment Adviser will not be required to pay expenses of activities which are primarily intended to result in sales of common stock, including all costs and expenses associated with the preparation and distribution of the Subscription Agreements.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Leverage

We expect from time to time to borrow funds for a variety of purposes, subject to the limitations of the Investment Company Act, including to bridge fundings for investments in advance of drawdowns, as part of our investment strategy, to meet other short-term liquidity needs, including to pay the Management Fee, and to facilitate our hedging activities. Sources of leverage include the issuance of senior securities (including preferred stock) and other credit facilities (secured by Investments and/or pledges of Undrawn Commitments). Our revolving credit agreement (as amended, the “BoA Revolving Credit Facility”) with Bank of America, N.A., as administrative agent, allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 150% (if certain requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2021
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$26.19	$26.41
Preferred Stock	2.71	2.71
Common Stock	0.27	0.27
Warrants	0.22	0.22
Total investments	$29.39	$29.61

The weighted average of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2021
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	7.4%	7.3%
Preferred Stock(3)	—	—
Common Stock(3)	—	—
Warrants(3)	—	—
Total Portfolio	6.6%	6.5%

(1)
The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)
Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value.
(3)
Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2021
Number of portfolio companies	10
Percentage of performing debt bearing a floating rate(1)		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%
Weighted average leverage (net debt/EBITDA)(3)	5.9	x
Weighted average interest coverage(3)	2.5	x
Median EBITDA(3)	$32.32 million

(1)
Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)
Includes income producing preferred stock investments, if applicable.
(3)
For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve month period. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company, and compare that amount to EBITDA (“interest coverage ratio”). We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

As of December 31, 2021, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 52.9% of total debt investments at fair value.

Our Investment Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with the portfolio company’s management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in board meetings or presentations by portfolio companies; and; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system for our investments is as follows:

• Grade 1 investments involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;

• Grade 2 investments involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

• Grade 3 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

• Grade 4 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale:

	As of
	December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total
	(in millions)
Grade 1	$—	0.0%
Grade 2	29.61	100.0
Grade 3	—	—
Grade 4	—	—
Total Investments	$29.61	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2021
	Amortized Cost	Percentage of Total
	(in millions)
Performing	$29.39	100.0%
Non-accrual	—	—
Total Investments	$29.39	100.0%

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

The following table shows our investment activity by investment type(1):

For the period from October 29, 2021 (commencement of operations) to December 31,
2021
($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$39.81
Preferred Stock	2.71
Common Stock	0.27
Warrants	0.22
Total	$43.01
Net increase in portfolio	$43.01
Number of new portfolio companies with new investment commitments	10
Total new investment commitment amount in new portfolio companies	$43.01
Average new investment commitment amount in new portfolio companies	$4.30
Number of existing portfolio companies with new investment commitments	—
Total new investment commitment amount in existing portfolio companies	$—
Weighted average remaining term for new investment commitments (in years)(2)	5.4
Percentage of new debt investment commitments at floating interest rates	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%
Weighted average yield on new debt and income producing investment commitments(4)	7.5%
Weighted average yield on new investment commitments(5)	7.0%

(1)
Figures for new investment commitments are shown net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close. Figures for new investment commitments may also include positions originated during the period but not held at the reporting date. Figures for investments sold or repaid, excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(2)
Calculated as of the end of the relevant period and the maturity date of the individual investments.
(3)
May include preferred stock investments.
(4)
Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.
(5)
Computed based on (a) the annual actual interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.

RESULTS OF OPERATIONS

Our operating results were as follows:

For the period from October 29, 2021 (commencement of operations) to December 31,
2021
($ in millions)
Total investment income	$0.11
Net expenses	(1.68)
Net investment income (loss)	(1.57)
Net unrealized appreciation (depreciation) on investments	0.23
Net realized and unrealized gain (losses) on translations and transactions	(0.02)
Net realized and unrealized gains (losses)	0.21
Net increase (decrease) in net assets from operations	$(1.36)

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the period from October 29, 2021 (commencement of operations) to December 31,
	2021
	($ in millions)
Interest	$0.10
Payment-in-kind income	0.01
Other income	0.00	(1)
Total investment income	$0.11

(1)
Amount rounds to less than $0.01 million.

Investment income for the period from October 29, 2021 (commencement of operations) to December 31, 2021 was driven by our deployment of capital and increasing invested balance.

Expenses

For the period from October 29, 2021 (commencement of operations) to December 31,
2021
($ in millions)
Interest and other debt expenses	$0.06
Incentive fees	0.03
Management fees	0.01
Organization costs	0.48
Directors’ fees	0.45
Professional fees	0.33
Directors’ and officers’ liability insurance	0.15
Offering costs	0.10
Other general and administrative expenses	0.08
Total expenses	1.69
Management fee waiver	(0.01)
Net Expenses	$1.68

In the table above:

•
Interest and other debt expenses for the period from October 29, 2021 (commencement of operations) to December 31, 2021 was $0.06 million due to our entry into the BoA Revolving Credit Facility.
•
For the period from October 29, 2021 (commencement of operations) to December 31, 2021, management fees amounted to $0.01 million and the Investment Adviser waived $0.01 million.
•
We have incurred expenses related to our formation, organization and continuous offering of our shares. For the period from October 29, 2021 (commencement of operations) to December 31, 2021, we accrued organization costs of $0.48 million and offering costs of $0.10 million.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

For the period from October 29, 2021 (commencement of operations) to December 31,
2021
($ in millions)
Unrealized appreciation	$0.24
Unrealized depreciation	(0.01)
Net change in unrealized appreciation (depreciation) on investments	$0.23

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the period from October 29, 2021 (commencement of operations) to December 31,
2021
($ in millions)
Portfolio Company:
CloudBees, Inc.	$0.21
Bigchange Group Limited	0.02
NFM & J, L.P. (dba the Facilities Group)	0.01
WhiteWater Holding Company LLC	(0.01)
Total	$0.23

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to, or stock repurchases from, our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our BoA Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the BoA Revolving Credit Facility) was 167%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

An affiliate of the Investment Adviser, made a capital commitment to us of $100 on October 29, 2021 (commencement of operations) and served as our initial member (the “Initial Member”). We cancelled the Initial Member’s interest in us on November 23, 2021, the first date on which investors (other than the Initial Member) made their initial capital contribution to purchase shares of our common stock (the “Initial

Drawdown Date”). We began accepting subscription agreements (“Subscription Agreements”) from investors acquiring common shares in our private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the amount of their undrawn capital commitment to purchase shares each time we deliver a drawdown notice.

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2021
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$189.01	$160.73	15%

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the period from October 29, 2021 (commencement of operations) to December 31, 2021
November 23, 2021	944,320	$18.89
December 20, 2021	493,254	9.40
Total capital drawdowns	1,437,574	$28.29

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2021:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility(1)	$40.03	$—	$40.03	$—	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $38.00 million and in Pound Sterling (GBP) of GBP 1.50 million.

Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A. (“BoA”), as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender.

Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the maximum principal amount of the BoA Revolving Credit Facility was $60.00 million as of December 31, 2021. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is November 24, 2023.

Under the BoA Revolving Credit Facility, we have the ability to elect either London InterBank Offered Rate (“LIBOR”) or the alternate base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the BoA Revolving Credit Facility is the prevailing LIBOR for one month plus 2.85% per annum or (B) an alternate base rate (the greater of (i) the Prime Rate plus 1.85%, (ii) the Federal Funds Rate plus 0.50% plus 1.85%, and (iii) the Adjusted LIBOR Rate plus one hundred basis points (1.00%). The BoA Revolving Credit Facility contains certain customary benchmark replacement provisions. We pay a 0.35% annualized fee on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility.

For further details, see Note 6 “Debt – BoA Revolving Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2021, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

As of
December 31, 2021
(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$13.77
Total	$13.77

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

RECENT DEVELOPMENTS

On December 14, 2021, Brendan McGovern notified us of his intention to retire from his position as Chief Executive Officer and President of the Company effective March 7, 2022. Mr. McGovern also resigned as Chief Executive Officer and President of GS BDC, GS PMMC, and GS PMMC II, in each case effective March 7, 2022. Mr. McGovern’s retirement is not the result of any disagreement with us. On December 16, 2021, our Board of Directors appointed Alex Chi and David Miller as co-Chief Executive Officers and co-Presidents, effective March 7, 2022. In addition, on December 16, 2021, each of the board of directors of GS BDC, GS PMMC, and GS PMMC II appointed Alex Chi and David Miller as co-Chief Executive Officers and co-Presidents of the applicable entity, effective March 7, 2022.

On January 25, 2022 and February 11, 2022, we entered into subscription agreements with investors providing additional capital commitments of $196.57 million and $30.17 million, respectively. When combined with prior capital commitments made to us, the total capital commitments are $415.75 million.

On February 23, 2022, Jon Yoder resigned as Chief Operating Officer of the Company, effective March 7, 2022. Mr. Yoder also resigned as Chief Operating Officer of GS BDC, GS PMMC, and GS PMMC II, in each case effective March 7, 2022. Mr. Yoder’s resignation is not the result of any disagreement with the Company. On March 2, 2022, our Board of Directors appointed Gabriella N. Skirnick as Chief Operating Officer of the Company, effective March 7, 2022. In addition, on February 23, 2022, the board of directors of GS BDC appointed Ms. Skirnick as Chief Operating Officer of GS BDC and on March 2, 2022, the board of directors of each of GS PMMC and GS PMMC II also appointed Ms. Skirnick as Chief Operating Officer of the applicable entity, in each case, effective March 7, 2022.

From January 1, 2022 to March 3, 2022, we made new investment commitments and fundings of $11.9 million and $9.6 million, respectively. 100% of new investment commitments were comprised of first lien debt, made in two new portfolio companies.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy, and Income Taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of December 31, 2021, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the BoA Revolving Credit Facility bears interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2021 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2021 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$0.48	$(1.11)	$(0.63)
Up 200 basis points	0.27	(0.74)	(0.47)
Up 100 basis points	0.05	(0.37)	(0.32)
Up 75 basis points	0.01	(0.28)	(0.27)
Up 50 basis points	-	(0.19)	(0.19)
Up 25 basis points	-	(0.09)	(0.09)
Down 25 basis points	-	0.04	0.04
Down 50 basis points	-	0.04	0.04
Down 75 basis points	-	0.04	0.04
Down 100 basis points	-	0.04	0.04
Down 200 basis points	-	0.04	0.04
Down 300 basis points	-	0.04	0.04

We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the Investment Company Act, applicable CFTC regulations and in a manner consistent with SEC guidance. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Goldman Sachs Middle Market Lending Corp. II

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Goldman Sachs Middle Market Lending Corp. II and its subsidiary (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, changes in net assets and cash flows for the period from October 29, 2021 (commencement of operations) to December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations, changes in its net assets and its cash flows for the period from October 29, 2021 (commencement of operations) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 by correspondence with the custodian, agent banks, portfolio company investees, and transfer agent; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 3, 2022

We have served as the auditor of one or more investment companies in the following group of business development companies

since 2012 – Goldman Sachs Middle Market Lending Corp. II,

Goldman Sachs BDC, Inc.,

Goldman Sachs Private Middle Market Credit LLC, and

Goldman Sachs Private Middle Market Credit II LLC

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statement of Assets and Liabilities

(in thousands, except share and per share amounts)

December 31,
2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $29,385)	$29,610
Investments in affiliated money market fund (cost of $23,067)	23,067
Cash	13,564
Interest and dividends receivable	55
Deferred financing costs	423
Deferred offering costs	447
Other assets	460
Total assets	$67,626
Liabilities
Debt	$40,030
Interest and other debt expenses payable	37
Incentive fees payable	31
Accrued expenses and other liabilities	600
Total liabilities	$40,698
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized and no shares issued and outstanding)	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 1,437,574 shares issued and outstanding as of December 31, 2021)	1
Paid-in capital in excess of par	27,219
Distributable earnings (loss)	(292)
Total net assets	$26,928
Total liabilities and net assets	$67,626
Net asset value per share	$18.73

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statement of Operations

(in thousands, except share and per share amounts)

For the period from October 29, 2021 (commencement of operations) to December 31,
2021
Investment income:
Interest income	$101
Payment-in-kind income	9
Other income	4
Total investment income	$114
Expenses:
Interest and other debt expenses	$59
Incentive fees	31
Management fees	12
Organization costs	479
Directors’ fees	453
Professional fees	325
Directors’ and officers’ liability insurance	148
Offering costs	95
Other general and administrative expenses	92
Total expenses	$1,694
Management fee waiver	(12)
Net expenses	$1,682
Net investment income (loss)	$(1,568)
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Foreign currency transactions	$28
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	225
Foreign currency translations	(43)
Net realized and unrealized gains (losses)	$210
Net increase (decrease) in net assets from operations	$(1,358)
Weighted average shares outstanding	667,932
Net investment income (loss) per share (basic and diluted)	$(2.35)
Earnings (loss) per share (basic and diluted)	$(2.03)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statement of Changes in Net Assets

(in thousands, except per share amounts)

For the period from October 29, 2021 (commencement of operations) to December 31,
2021

Net assets at beginning of period	$—
Increase (decrease) in net assets from operations:
Net investment income (loss)	$(1,568)
Net realized gain	28
Net change in unrealized appreciation (depreciation)	182
Net increase (decrease) in net assets from operations	$(1,358)
Capital transactions:
Issuance of common shares	$28,286
Net increase in net assets from capital transactions	$28,286
Total increase in net assets	$26,928
Net assets at end of period	$26,928

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statement of Cash Flows

(in thousands, except shares and per share amounts)

For the period from October 29, 2021 (commencement of operations) to December 31,
2021

Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$(1,358)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(29,386)
Payment-in-kind interest capitalized	(8)
Investments in affiliated money market fund, net	(23,067)
Proceeds from sales of investments and principal repayments	17
Net change in unrealized (appreciation) depreciation on investments	(225)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(2)
Amortization of premium and accretion of discount, net	(8)
Amortization of deferred financing costs	22
Amortization of deferred offering costs	95
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(55)
(Increase) decrease in other assets	(460)
Increase (decrease) in interest and other debt expenses payable	37
Increase (decrease) in incentive fees payable	31
Increase (decrease) in accrued expenses and other liabilities	505
Net cash provided by (used for) operating activities	$(53,862)
Cash flows from financing activities:
Proceeds from issuance of common stocks	$28,286
Offering costs paid	(447)
Financing costs paid	(445)
Borrowings on debt	40,030
Net cash provided by (used for) financing activities	$67,424
Net increase (decrease) in cash	13,562
Effect of foreign exchange rate changes on cash and cash equivalents	2
Cash, beginning of period	—
Cash, end of period	$13,564

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2021

(in thousands, except share and per share amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 98.09%
Bigchange Group Limited	Software	7.00%	S + 6.00%	1.00%	12/23/26	GBP 1,400	$1,841	$1,857	(1) (2)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/23/26	GBP 100	—	—	(1) (2) (3)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/23/26	GBP 280	(7)	(8)	(1) (2) (3)
Businessolver.com, Inc.	Health Care Technology	6.50%	L + 5.75%	0.75%	12/01/27	$2,179	2,157	2,157	(1)
Businessolver.com, Inc.	Health Care Technology		L + 5.75%	0.75%	12/01/27	587	(3)	(3)	(1) (3)
Checkmate Finance Merger Sub, LLC	Entertainment	7.50%	L + 6.50%	1.00%	12/31/27	3,666	3,593	3,593	(1)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	1.00%	12/31/27	367	(7)	(7)	(1) (3)
CloudBees, Inc.	Software	8.00%	L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	3,268	3,060	3,203	(1)
CloudBees, Inc.	Software		L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	1,510	(67)	—	(1) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software	6.25%	L + 5.50%	0.75%	12/01/28	4,947	4,934	4,934	(1)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/02/27	550	(1)	(1)	(1) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/01/28	1,718	(2)	(2)	(1) (3)
HealthEdge Software, Inc.	Health Care Technology	7.25%	L + 6.25%	1.00%	04/09/26	4,100	4,019	4,018	(1)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	590	—	—	(1) (3)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	400	(8)	(8)	(1) (3)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	1,100	(11)	(11)	(1) (3)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	12/15/27	1,208	1,184	1,184	(1)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	12/15/27	259	3	4	(1) (3)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	2,014	1,974	1,973	(1)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	2,037	988	998	(1) (3)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	349	51	51	(1) (3)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	08/28/24	3,255	—	—	(1) (3)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	08/28/24	278	—	—	(1) (3)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	08/28/24	278	—	—	(1) (3)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.50%	L + 5.75%	0.75%	12/21/27	2,045	2,004	2,004	(1)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.50%	L + 5.75%	0.75%	12/21/27	682	498	496	(1) (3)
WhiteWater Holding Company LLC	Diversified Consumer Services		L + 5.75%	0.75%	12/21/27	270	(5)	(5)	(1) (3)
WhiteWater Holding Company LLC	Diversified Consumer Services		L + 5.75%	0.75%	12/21/27	682	(7)	(14)	(1) (3)
Total 1st Lien/Senior Secured Debt							26,188	26,413

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2021 (continued)

(in thousands, except share and per share amounts)

Investment #	Industry	Initial Acquisition Date(6)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 10.07%
CloudBees, Inc.	Software	11/24/21	134,557	$1,505	$1,505	(1) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	1,237	1,206	1,206	(1) (5)
Total Preferred Stock				2,711	2,711
Common Stock - 1.00%
WhiteWater Holding Company LLC	Diversified Consumer Services	12/21/21	2,700	$270	$270	(1) (5)
Total Common Stock				270	270
Warrants - 0.80%
CloudBees, Inc.	Software	11/24/21	38,977	$216	$216	(1) (5) (6)
Total Warrants				216	216
Investments in Affiliated Money Market Fund - 85.66%
Goldman Sachs Financial Square Government Fund - Institutional Shares			23,066,630	$23,067	$23,067	^^^ (7)
Total Investments in Affiliated Money Market Fund				23,067	23,067
Total Investments - 195.62%				$52,452	$52,677

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2021 (continued)

(in thousands, except share and per share amounts)

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR ("S") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L or S rates. As of December 31, 2021, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.58%, 0.34%, 0.21%, 0.15%, 0.10% and 0.08%, respectively. As of December 31, 2021, 3 month S was 0.05%, and P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2021.

(++)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Great British Pound ("GBP”).

#	Percentages are based on net assets.
^^^	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(1)

Represent co-investments made with in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(2)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021 the aggregate fair value of these securities is $1,849 or 2.73% of the Company’s total assets.

(3)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 "Commitments and Contingencies".

(4)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2021, the aggregate fair value of these securities is $3,197 or 11.87% of the Company's net assets. The initial acquisition dates have been included for such securities.

(5)	Non-income producing security.
(6)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(7)	The annualized seven-day yield as of December 31, 2021 is 0.03%.
PIK -	Payment-In-Kind

Goldman Sachs Middle Market Lending Corp. II

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. ORGANIZATION

Goldman Sachs Middle Market Lending LLC II ("MMLC LLC II") was formed on February 21, 2020. Effective November 23, 2021, MMLC LLC II converted from a Delaware limited liability company to a Delaware corporation named Goldman Sachs Middle Market Lending Corp. II (the “Company”, which term refers to either Goldman Sachs Middle Market Lending Corp. II or Goldman Sachs Middle Market Lending Corp. II together with its consolidated subsidiary, as the context may require), which, by operation of law, is deemed for purposes of Delaware law the same entity as MMLC LLC II. The Company commenced operations on October 29, 2021. On November 23, 2021, the Company's initial investors (other than the Initial Member (as defined below)) funded the initial portion of their capital commitment to purchase shares of common stock, at which time the Initial Member's initial capital contribution to MMLC LLC II was cancelled. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2021.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien debt, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to The Goldman Sachs Group, Inc. (“Group Inc.”), together with GS & Co., GSAM and its other subsidiaries.

The Company is conducting an offering pursuant to which investors will make a capital commitment (a “Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company pursuant to which the investor will agree to purchase common stock for an aggregate purchase price equal to its Commitment. Each investor will be required to purchase shares of the Company’s common stock each time the Company delivers a drawdown notice at least five business days (measured from the date we send such notice by mail or electronically, as applicable, rather than the date such notice is received) prior to the required funding date (the “Drawdown Date”). The offering and sale of common stock will be exempt from registration pursuant to Regulation D and Regulation S promulgated under the U.S. Securities Act of 1933, as amended, for offers and sales of securities that do not involve a public offering and for offers and sale of securities outside of the United States.

GS & Co. and Goldman Sachs International will assist the Company in conducting its private placement offering pursuant to agreements between the Company and each of GS & Co. and Goldman Sachs International.

On October 4, 2021 ("Initial Closing Date"), the Company began accepting subscription agreements ("Subscription Agreements") from investors acquiring shares of its common stock of the Company in the Company's private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their capital commitment to purchase stock each time the Company delivers a drawdown notice. The final date on which the Company will accept Subscription Agreements will occur no later than twenty-four months following the Initial Closing Date (the “Final Closing Date”), provided that the board of directors (the “Board of Directors”) of the Company may extend the Final Closing Date by up to an additional six month period in its discretion.

The investment period commenced on the Initial Closing Date and will continue until the third anniversary of the Final Closing Date, provided that it may be extended by the Board of Directors, in its discretion, for one additional twelve-month period, and, with the approval of a majority-in-interest of the stockholders, for up to one additional year thereafter (such period, including any extensions, the “Investment Period”). In addition, the Board of Directors may terminate the Investment Period at any time in its discretion.

Following the end of the Investment Period, the Company will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or our anticipated expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the Investment Period, (ii) to fulfill investment commitments made or approved by the BDC investment committee of GSAM’s Private Credit Group (the “BDC Investment Committee”) prior to the expiration of the Investment Period, (iii) to engage in hedging transactions, or (iv) to make additional investments in existing portfolio companies, which may include new financings of such portfolio companies (each, an “Additional Investment”) (including transactions to hedge interest rate or currency risks related to an Additional Investment).

The Company will continue to operate as a private reporting company, until the earlier of the following events, each referred to as an “Exit Event”: (i) any listing of the Company’s shares of common stock on a national securities exchange (a “listing”), including in connection with an initial public offering (“IPO”), (ii) merger with another entity, including an affiliated company, subject to any limitations under the Investment Company Act or (iii) the sale of all or substantially all of the assets of the Company. If the Company has not consummated an Exit Event by the sixth anniversary of the Final Closing Date, the Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act and the Code) will meet to consider the Company’s potential wind down and/or liquidation and dissolution.

An affiliate of the Investment Adviser, made a capital commitment to the Company of $100 on October 29, 2021 and served as the Company’s sole initial member (the “Initial Member”). The Company cancelled the Initial Member’s interest in the Company on November 23, 2021, the first date on which investors (other than the Initial Member) made their initial capital contribution to purchase shares of the Company’s common stock (the “Initial Drawdown Date”).

The Company has formed a wholly owned subsidiary, which is structured as Delaware limited liability company, to hold certain equity or equity-like investments in portfolio companies.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the period presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiary, MMLC II Blocker I, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company records its investment transactions on a trade date basis, which is the date when the Company assumes the risks for gains and losses related to that instrument. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another account managed by the Investment Adviser.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest and dividend income are presented net of withholding tax, if any.

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively.

Certain structuring fees, amendment fees, syndication fees and commitment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2021, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Board of Directors within the meaning of the Investment Company Act.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 5 “Fair Value Measurement.”

The Company generally invests in illiquid securities, including debt and equity investments, of middle-market companies. The Board of Directors has delegated to the Investment Adviser day-to-day responsibility for implementing and maintaining internal controls and procedures related to the valuation of the Company’s portfolio investments. Under valuation procedures adopted by the Board of Directors, market quotations are generally used to assess the value of the investments for which market quotations are readily available. The Investment Adviser obtains these market quotations from independent pricing services or at the bid prices obtained from at least two brokers or dealers, if available; otherwise from a principal market maker or a primary market dealer. To assess the continuing appropriateness of pricing sources and methodologies, the Investment Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. If the Board of Directors or Investment Adviser has a bona fide reason to believe any such market quotation does not reflect the fair value of an investment, it may independently value such investment in accordance with valuation procedures for investments for which market quotations are not readily available.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by the Board of Directors contemplate a multi-step valuation process each quarter, as described below:

(1)
The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;
(2)
The Board of Directors also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of the Investment Adviser and the portfolio companies as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Board of Directors or the Audit Committee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;
(3)
The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;
(4)
Asset Management Valuation Committee ratifies fair valuations and makes recommendations to the Audit Committee of the Board of Directors;
(5)
The Audit Committee of the Board of Directors reviews valuation information provided by the Asset Management Division Valuation Committee, the Investment Adviser and the Independent Valuation Advisors. The Audit Committee then assesses such valuation recommendations; and

(6)
The Board of Directors discusses the valuations and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Investment Adviser, the Independent Valuation Advisors and the Audit Committee.

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2021, the Company held an aggregate cash balance of $13,564. Foreign currency of $185 (acquisition cost of $183) is included in cash as of December 31, 2021.

Foreign Currency Translation

Amounts denominated in foreign currencies are translated into USD on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into USD based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into USD based upon currency exchange rates prevailing on the transaction dates.

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities, if any, are included with the net change in unrealized gains (losses) on foreign currency translations on the Consolidated Statement of Operations.

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties under expenses in the Consolidated Statement of Operations.

The Company’s tax positions have been reviewed based on applicable statutes of limitation for tax assessments, which may vary by jurisdiction, and based on such review, the Company has concluded that no additional provision for income tax is required in the consolidated financial statements. The Company is subject to potential examination by certain taxing authorities in various jurisdictions. The Company’s tax positions are subject to ongoing interpretation of laws and regulations by taxing authorities.

The Company intends to elect to be treated as a RIC commencing with its taxable year ended December 31, 2021. So long as the Company obtains and maintains its status as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required.

The Company’s consolidated subsidiary is subject to U.S. federal and state corporate level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statement of Operations.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce a stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the revolving credit facility with Bank of America, N.A (the “BoA Revolving Credit Facility”). These costs are amortized using the straight-line method over the respective term of the BoA Revolving Credit Facility. Deferred financing costs related to the BoA Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statement of Assets and Liabilities.

Organization Costs

Organization costs include costs relating to the formation and organization of the Company. These costs are expensed as incurred. Upon the Initial Drawdown Date, stockholders bore such costs. Stockholders making capital commitments after the Initial Drawdown Date will bear a pro rata portion of such costs at the time of their first investment in the Company.

Offering Costs

Offering costs consist primarily of fees and expenses incurred in connection with the continuous offering of shares, including legal, printing and other costs, as well as costs associated with the preparation and filing of the Company’s registration statement on Form 10. Offering costs are recognized as a deferred charge and are amortized on a straight line basis over 12 months beginning on the date of commencement of operations.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Management Agreement

The Company entered into an investment management agreement effective as of November 1, 2021 (the “Investment Management Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), payable quarterly in arrears, equal to 0.1875% (i.e., an annual rate of 0.75%) of the Company's average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the then-current calendar quarter and the prior calendar quarter. For the avoidance of doubt, the Management Fee for the Company's first quarter (i.e., the period beginning on the Initial Drawdown Date and ending on the last day of the quarter in which the Initial Drawdown Date occurred) will be equal to 0.1875% (i.e., an annual rate of 0.75%) of the Company's average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of such quarter and zero. The Management Fee for any partial quarter will be appropriately prorated. Following the occurrence (if any) of a listing, the Management Fee will be equal to 0.25% (i.e., an annual rate of 1.00%) of the Company's average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the then-current calendar quarter and the prior calendar quarter (and, in the case of the Company's first quarter-end following such event, the Company's gross assets as of such quarter-end).

For the period from October 29, 2021 (commencement of operations) to December 31, 2021, Management Fees amounted to $12 and the Investment Adviser waived $12. As of December 31, 2021, $0 remained payable.

Incentive Fee

Pursuant to the Investment Management Agreement, the Company pays to the Investment Adviser an Incentive Fee (the “Incentive Fee”) as follows:

The Incentive Fee will consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee will be based on our income and a portion will be based on our capital gains, each as described below.

i. Quarterly Incentive Fee Based on Income

For the portion of the Incentive Fee based on income, the Company’s Investment Adviser is entitled to receive the Incentive Fee based on income from the Company if the Company’s Ordinary Income (as defined below) exceeds a quarterly “hurdle rate” (as defined below) of 1.75%. For this purpose, the hurdle is computed by reference to the Company’s NAV and does not take into account changes in the market price of the Company’s common stock (if any). The Incentive Fee based on income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to the Company’s aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since the Initial Drawdown Date) (in either case, the “Trailing Twelve Quarters”). However, following the occurrence (if any) of a listing, the Trailing Twelve Quarters will be “reset” so as to include, as of the end of any quarter, the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since the listing, rather than the number of quarters that have occurred since the Initial Drawdown Date).

The “hurdle amount” for the Incentive Fee based on income is determined on a quarterly basis, and is equal to 1.75% multiplied by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments for subscriptions (which shall include all issuances by the Company of shares of its common stock) and distributions that occurred during the relevant Trailing Twelve Quarters. The Incentive Fee for any partial period will be appropriately prorated. For the portion of the Incentive Fee based on income, the Company pays the Investment Adviser a quarterly Incentive Fee based on the amount by which (A) Ordinary Income in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.”

The Incentive Fee based on income for each quarter is determined as follows:

•
No Incentive Fee based on income is payable to the Investment Adviser for any calendar quarter for which there is no Excess Income Amount;
•
100% of the Ordinary Income (as defined below), if any, that exceeds the hurdle amount, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 2.0588% (or 2.1875% in the event of a listing) multiplied by the Company’s NAV at the beginning of each applicable calendar quarter included in the relevant Trailing Twelve Quarters is included in the calculation of the Incentive Fee based on income; and
•
15% (which will be increased to 20% in the event of a listing, from the date of such listing) of the Ordinary Income that exceeds the Catch-up Amount is included in the calculation of the Incentive Fee based on income.

The amount of the Incentive Fee based on income that will be paid to the Investment Adviser for a particular quarter will equal the excess of the Incentive Fee so calculated minus the aggregate Incentive Fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters but will not exceed the Incentive Fee Cap (as described below, and will be subject to the limitations set forth in Section 205(b)(3) of the Advisers Act).

The Incentive Fee based on income that is paid to the Investment Adviser for a particular quarter is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter is an amount equal to (a) 15% (which will be increased to 20% in the event of a listing, from the date of such listing) of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate Incentive Fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters.

“Ordinary Income” means interest income, dividend income and any other income (including any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter minus our operating expenses accrued during the calendar quarter (including the Management Fee, administrative expenses and any interest expense and dividends paid on issued and outstanding preferred stock, but excluding the Incentive Fee).

“Cumulative Net Return” means (x) the Ordinary Income in respect of the relevant Trailing Twelve Quarters minus (y) any Net Capital Loss (as defined below), if any, in respect of the relevant Trailing Twelve Quarters.

If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no Incentive Fee based on income to the Investment Adviser for such quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Incentive Fee based on income that is payable to the Investment Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an Incentive Fee based on income to the Investment Adviser equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Incentive Fee based on income that is payable to the Investment Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an Incentive Fee based on income to the Investment Adviser equal to the Incentive Fee calculated as described above for such quarter without regard to the Incentive Fee Cap. In certain limited circumstances, an Incentive Fee based on income will be payable to the Investment Adviser although the net income for such quarter did not exceed the hurdle rate or the Incentive Fee will be higher than it would have been if calculated based on the Company’s performance for the applicable quarter without taking into account the Trailing Twelve Quarters.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

ii. Annual Incentive Fee Based on Capital Gains

The portion of Incentive Fee based on capital gains is determined and paid annually in arrears at the end of each calendar year or, in the event of a listing, the date on which such event occurs. At the end of each calendar year (or the occurrence of a listing), the Company will pay the Investment Adviser an Incentive Fee equal to (A) 15% (which will be increased to 20% in the event of a listing, from the date of such listing) of the difference, if positive, of the sum of the Company’s aggregate realized capital gains, if any, computed net of the Company’s aggregate realized capital losses, if any, and the Company’s aggregate unrealized capital depreciation, in each case from the Initial Drawdown Date (or, following the occurrence (if any) of a listing, from the date on which such event occurs) until the end of such calendar year or listing, as applicable, minus (B) the cumulative amount of Incentive Fees based on capital gains previously paid to the Investment Adviser from the Initial Drawdown Date (or, following the occurrence (if any) of a listing, from the date on which such event occurs) through the end of such calendar year or listing, as applicable. For the avoidance of doubt, unrealized capital appreciation is excluded from the calculation in clause (A), above.

The Company accrues, but does not pay, a portion of the Incentive Fee based on capital gains with respect to net unrealized appreciation. Under GAAP, the Company is required to accrue an Incentive Fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the Incentive Fee based on capital gains, the Company considers the cumulative aggregate unrealized capital appreciation in the calculation, since an Incentive Fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company records a capital gains incentive fee equal to 15% (which will be increased to 20% in the event of a listing, from the date of such listing) of such amount, minus the aggregate amount of actual Incentive Fees based on capital gains paid in all prior periods (or, following the occurrence (if any) of a listing, in all prior periods beginning with the date on which such event occurs). If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the period from October 29, 2021 (commencement of operations) to December 31, 2021, Incentive Fees based on income amounted to $0. As of December 31, 2021, $0 remained payable. For the period from October 29, 2021 (commencement of operations) to December 31, 2021, the Company accrued an Incentive Fee based on capital gains under GAAP of $31, for which none were realized.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines are commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s custodian (the “Custodian”).

For the period from October 29, 2021 (commencement of operations) to December 31, 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $48. As of December 31, 2021, $48 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency agreement (the “Transfer Agency Agreement”), with GS & Co. pursuant to which GS & Co. serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. The Company pays the Transfer Agent fees at an annual rate of 0.15% of the average NAV of the Company at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s NAV as of such quarter-end).

For the period from October 29, 2021 (commencement of operations) to December 31, 2021, the Company incurred expenses for services provided by the Transfer Agent of $7. As of December 31, 2021, $7 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the period from October 29, 2021 (commencement of operations) to December 31, 2021
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$33,387	$(10,320)	$—	$—	$23,067	$—
Total Non-Controlled Affiliates	$—	$33,387	$(10,320)	$—	$—	$23,067	$—

(1)
Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)
Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of December 31, 2021, there was $340 included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other Accounts may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted GS BDC, GS PMMC and GS MMLC (which was merged with GS BDC on October 12, 2020) exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as us and GS PMMC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of the aforementioned funds and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

Placement Agent Agreement

The Company has entered into an agreement with each of Goldman, Sachs & Co. LLC and Goldman Sachs International pursuant to which Goldman, Sachs & Co. LLC and Goldman Sachs International will assist the Company in conducting private placement offerings. Goldman, Sachs & Co. LLC and Goldman Sachs International have entered into or will enter into sub-placement agreements (together with the agreements with Goldman Sachs & Co. LLC and Goldman Sachs International, the “Placement Agent Agreements”) with various sub-placement agents to assist in conducting the private placement offering. The Placement Agents are not expected to be compensated by the Company for their services, but may charge investors a placement fee with respect to their investment in the Company. The Placement Agents may also be compensated by the Investment Adviser, in its discretion, for certain services including promotional and marketing support, stockholder servicing, operational and recordkeeping, sub-accounting, networking or administrative services. These payments are made out of the Investment Adviser’s own resources and/or assets, including from the revenues or profits derived from the advisory fees the Investment Adviser receives from the Company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2021
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$26,188	$26,413
Preferred Stock	2,711	2,711
Common Stock	270	270
Warrants	216	216
Total investments	$29,385	$29,610

The industry composition of the Company’s investments at fair value and net assets was as follows:

	December 31, 2021
Industry	Fair Value	Net Assets
Software	43.6%	48.0%
Health Care Technology	20.8	22.9
Entertainment	12.1	13.3
Professional Services	10.2	11.2
Diversified Consumer Services	9.3	10.2
Health Care Providers & Services	4.0	4.4
Total	100.0%	110.0%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2021
United States	93.8%
United Kingdom	6.2
Total	100.0%

5. FAIR VALUE MEASUREMENT

The fair value of a financial instrument is the amount that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).

The fair value hierarchy under ASC 820 prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:

Basis of Fair Value Measurement

Level 1 – Inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.

Level 2 – Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level 3 – Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Note 2 “Significant Accounting Policies” should be read in conjunction with the information outlined below.

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 2 and Level 3 Instruments.

Level 2 Instruments	Valuation Techniques and Significant Inputs
Equity and Fixed Income

The types of instruments that trade in markets that are not considered to be active but are valued based on quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include commercial paper, most government agency obligations, most corporate debt securities, certain mortgage-backed securities, certain bank loans, less liquid publicly listed equities, certain state and municipal obligations, certain money market instruments and certain loan commitments.

Valuations of Level 2 Equity and Fixed Income instruments can be verified to quoted prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g. indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

Derivative Contracts

OTC derivatives (both centrally cleared and bilateral) are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, calibration to market-clearing transactions, broker or dealer quotations, or other alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, voluntary and involuntary prepayment rates, loss severity rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment. OTC derivatives are classified within Level 2 of the fair value hierarchy when significant inputs are corroborated by market evidence.

Level 3 Instruments	Valuation Techniques and Significant Inputs
Bank Loans, Corporate Debt, and Other Debt Obligations

Valuations are generally based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market yields and recovery assumptions. The significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to credit default swaps that reference the same underlying credit risk and to other debt instruments for the same issuer for which observable prices or broker quotes are available. Other valuation methodologies are used as appropriate including market comparables, transactions in similar instruments and recovery/liquidation analysis.

Equity

Recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate and available: (i) Transactions in similar instruments; (ii) Discounted cash flow techniques; (iii) Third party appraisals; and (iv) Industry multiples and public comparables.

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including: (i) Current financial performance as compared to projected performance; (ii) Capitalization rates and multiples; and (iii) Market yields implied by transactions of similar or related assets.

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(2)	Weighted Average(3)
As of December 31, 2021
Equity
Warrants	$216	Comparable multiples	EV/Revenue	—	8.2x

(1)
As of December 31, 2021, included within Level 3 assets of $29,610 is an amount of $29,394 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).
(2)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.
(3)
Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

As noted above, the market approach was used in the determination of fair value of certain Level 3 assets as of December 31, 2021. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2021
Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$26,413	$26,413
Preferred Stock	—	—	2,711	2,711
Common Stock	—	—	270	270
Warrants	—	—	216	216
Investments in Affiliated Money Market Fund	23,067	—	—	23,067
Total	$23,067	$—	$29,610	$52,677

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the period from October 29, 2021 (commencement of operations) to December 31, 2021
1st Lien/Senior Secured Debt	$—	$26,197	$—	$225	$(17)	$8	$—	$—	$26,413	$225
Preferred Stock	—	2,711	—	—	—	—	—	—	2,711	—
Common Stock	—	270	—	—	—	—	—	—	270	—
Warrants	—	216	—	—	—	—	—	—	216	—
Total assets	$—	$29,394	$—	$225	$(17)	$8	$—	$—	$29,610	$225

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to an increase (decrease) in the quantity and reliability of broker quotes obtained as assessed by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2021, approximates its carrying value because the BoA Revolving Credit Facility has variable interest based on selected short term rates.

6. DEBT

On November 1, 2021, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2021, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 167%.

The Company’s outstanding debt was as follows:

	December 31, 2021
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
BoA Revolving Credit Facility(1)	$60,000	$20,013	$40,030
Total debt	$60,000	$20,013	$40,030

(1)

Provides, under certain circumstances, a total borrowing capacity of $300,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $38,000 and in Pound Sterling (GBP) of GBP 1,500.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A. (“BoA”), as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $60,000 as of December 31, 2021. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is November 24, 2023.

Proceeds from the BoA Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

Under the BoA Revolving Credit Facility, we have the ability to elect either London InterBank Offered Rate (“LIBOR”) or the alternate base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the BoA Revolving Credit Facility is the prevailing LIBOR for one month plus 2.85% per annum or (B) an alternate base rate (the greater of (i) the Prime Rate plus 1.85%, (ii) the Federal Funds Rate plus 0.50% plus 1.85%, and (iii) the Adjusted LIBOR Rate plus one hundred basis points (1.00%). The BoA Revolving Credit Facility contains customary benchmark replacement provisions. The Company pays a 0.35% annualized fee on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility.

Amounts drawn under the BoA Revolving Credit Facility may be prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in the Company by investors are subject to certain restrictions under the BoA Revolving Credit Facility. In addition, any transfer of shares from a stockholder whose undrawn commitments are included in the Borrowing Base to a stockholder that is not eligible to be included in the Borrowing Base (or that is eligible to be included in the Borrowing Base at a lower advance rate) may trigger mandatory prepayment obligations.

The BoA Revolving Credit Facility is secured by a perfected first priority security interest in the unfunded capital commitments of the Company’s investors (with certain exceptions) and the proceeds thereof, including an assignment of the right to make capital calls, receive and apply capital contributions, and enforce remedies and claims related thereto, and a pledge of the collateral account into which capital call proceeds are deposited. Additionally, under the BoA Revolving Credit Facility, in certain circumstances after an event of default, the Administrative Agent will be able to require investors to fund their capital commitments directly to the Administrative Agent for the purposes of repaying the loans, but lenders cannot seek recourse against a stockholder in excess of such stockholder's obligation to contribute capital to the Company.

The BoA Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of stockholders’ ownership interest in the shares. The BoA Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. The Company is in compliance with these covenants.

Costs of $445 were incurred in connection with obtaining the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statement of Assets and Liabilities and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of December 31, 2021, outstanding deferred financing costs were $423.

The below table presents the summary information of the BoA Revolving Credit Facility:

For the period from October 29, 2021 (commencement of operations) to December 31,
2021
Borrowing interest expense	$18
Facility fees	19
Amortization of financing costs	22
Total	$59
Weighted average interest rate	3.00%
Average outstanding balance *	$6,308

* Average outstanding debt balance was calculated beginning on November 26, 2021, the date on which the Company entered into the BoA Revolving Credit Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$189,014	$160,728	15%

Portfolio Company Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of December 31, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

Unfunded Commitment Balances (1)
December 31, 2021
1st Lien/Senior Secured Debt
Bigchange Group Limited	$510
Businessolver.com, Inc.	587
Checkmate Finance Merger Sub, LLC	367
CloudBees, Inc.	1,510
Governmentjobs.com, Inc. (dba NeoGov)	2,267
HealthEdge Software, Inc.	2,090
Millstone Medical Outsourcing, LLC	250
NFM & J, L.P. (dba the Facilities Group)	1,309
WebPT, Inc.	3,754
WhiteWater Holding Company LLC	1,124
Total	$13,768
(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

8. NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received
For the period from October 29, 2021 (commencement of operations) to December 31, 2021
November 23, 2021	944,320	$18,886
December 20, 2021	493,254	9,400
Total capital drawdowns	1,437,574	$28,286

Distributions

There were no distributions declared on the Company’s common stock for the period from October 29, 2021 (commencement of operations) to December 31, 2021.

9. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

For the period from October 29, 2021 (commencement of operations) to December 31,
2021
Net increase (decrease) in net assets from operations	$(1,358)
Weighted average shares outstanding	667,932
Basic and diluted earnings (loss) per share	$(2.03)

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10. TAX INFORMATION

As of the date indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

For the period from October 29, 2021 (commencement of operations) to December 31, 2021
Undistributed (Distributions in Excess of) Ordinary Income - net	$—
Undistributed Long-Term Capital Gains	—
Total Undistributed Earnings	$—
Capital Loss Carryforward
Perpetual Long-Term	$—
Perpetual Short-Term	—
Timing Differences (Organizational Costs)	(474)
Unrealized Earnings (Losses)—net	182
Total Accumulated Earnings (Losses)—net	$(292)

As of the date indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

For the period from October 29, 2021 (commencement of operations) to December 31, 2021
Tax cost	$52,452
Gross unrealized appreciation	237
Gross unrealized depreciation	(55)
Net unrealized investment appreciation on investments	$182

In order to present certain components of the Company's capital accounts on a tax-basis, certain reclassifications have been recorded to the Company's accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses and net operating losses. For the period from October 29, 2021 (commencement of operations) to December 31, 2021, the Company reclassified ($1,066) from total distributable (loss) to paid-in capital in excess of par.

The following table reconciles net increase in net assets resulting from operations to taxable income:

For the period from October 29, 2021 (commencement of operations) to December 31, 2021
Net increase (decrease) in net assets resulting from operations	$(1,358)
Adjustments:
Net unrealized losses (gains)	(182)
Expenses not currently deductible	605
Expenses for tax but not for book	(5)
Taxable income net of capital loss carryforward	$(940)
Nondeductible net investment loss	940
Taxable income(1)	$—

(1)
Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

For the period from October 29, 2021 (commencement of operations) to December 31,
2021
Per Share Data:(1)
NAV, beginning of period	$20.00
Net investment income (loss)	(2.35)
Net realized and unrealized gains (losses)(2)	1.08
Net increase (decrease) in net assets from operations(2)	$(1.27)
NAV, end of period	$18.73
Shares outstanding, end of period	1,437,574
Weighted average shares outstanding	667,932
Total return based on NAV(3)	(6.35%)
Supplemental Data/Ratio(4):
Net assets, end of period	$26,928
Ratio of net expenses to average net assets	59.58%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	56.51%
Ratio of interest and other debt expenses to average net assets	2.81%
Ratio of incentive fees to average net assets	0.26%
Ratio of total expenses to average net assets	60.17%
Ratio of net investment income to average net assets	(54.18%)
Portfolio turnover	0%

(1)
The per share data was derived by using the weighted average share outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per share for the applicable period.
(2)
The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns and distributions.
(3)
Calculated as the change in NAV per share during the period plus dividends declared per share, divided by the beginning NAV per share.
(4)
Ratios are annualized, except for, as applicable, unvested Incentive Fees and organization costs.

12. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statement of Assets and Liabilities have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On January 25, 2022 and February 11, 2022, the Company entered into subscription agreements with investors providing additional capital commitments of $196,567 and $30,172, respectively. When combined with prior capital commitments made to the Company, the total capital commitments are $415,753.

OTHER INFORMATION (Unaudited)

Effective from April 12, 2016 and solely for the purpose of marketing the Company in the United Kingdom (“UK”), the Investment Adviser identified itself as the alternative investment fund manager (“AIFM”) of the Company. As AIFM, the Investment Adviser is responsible for complying with the UK marketing rules implementing the Alternative Investment Fund Managers Directive (Directive 2011/61/EU) (the “Directive”).

In accordance with these rules, the AIFM is required to make available an annual report for the financial year of the Company, containing certain disclosures as set out in Article 22 and 23 of the Directive. The disclosures set out below are included to satisfy these requirements as they have not been disclosed elsewhere in this annual report.

I. Remuneration

The following disclosures are made in accordance with Article 107 of the EU Commission Delegated Regulation C (2012) 8370 in respect of the AIFM, which is part of the Group Inc. Group Inc.’s global remuneration philosophy, structure and process for setting remuneration generally applies to employees of the AIFM in the same manner as other employees globally. References to the “firm” and “we” throughout this disclosure include Group Inc. and the AIFM and any subsidiaries and affiliates.

a. Remuneration Program Philosophy

The remuneration philosophy and the objectives of the remuneration program for the firm, including the AIFM are reflected in Group Inc.’s Compensation principles as posted on the Goldman Sachs public website (http://www.goldmansachs.com/investor relations/corporate governance/corporate governance-documents/compensation-principles.pdf) which includes the following:

1.
We pay for performance – this is an absolute requirement under our compensation program and inherent in our culture.
2.
We structure compensation, especially at senior levels, to align with Group Inc.’s stockholders’ long-term interests.
3.
We use compensation as an important tool to attract, retain and motivate talent.
4.
We align total compensation with corporate performance over the period.

The AIFM’s remuneration program is intended to be flexible enough to allow responses to changes in market conditions, but grounded in a framework that maintains effective remuneration practices.

b. Remuneration Governance

Group Inc.’s global process for setting variable remuneration (including the requirement to consider risk and compliance issues) applies to employees of the AIFM in the same way as to employees of other entities and in other regions and is subject to oversight by the senior management of the firm in the region.

c. Link Between Pay and Performance

Annual remuneration for employees is generally comprised of salary and variable remuneration. The AIFM’s remuneration practices provide for variable remuneration determinations to be made on a discretionary basis. Variable remuneration is based on multiple factors and is not set as a fixed percentage of revenue or by reference to any other formula. Firmwide performance is a key factor in determining variable remuneration.

d. Performance Measurement

Year-end variable remuneration is determined through a discretionary process that relies on certain qualitative and quantitative metrics against which we assess performance at year-end. We do not set specific goals, targets or other objectives for purposes of determining year-end variable remuneration nor do we set an initial remuneration pool that is adjusted for any such goals, targets or other objectives. Such metrics are not formulaic nor given any specific weight. In addition, employees are evaluated annually as part of the “360 degree” feedback process.

e. Risk Adjustment

Prudent risk management is a hallmark of both the firm’s and AIFM’s culture and sensitivity to risk and risk management are key elements in assessing employee performance, including as part of the “360 degree” feedback process noted above.

We take risk into account in setting the amount and form of variable remuneration for employees. We provide guidelines to assist compensation managers when applying discretion during the remuneration process to promote consistent consideration of the different risks presented. Further, to ensure the independence of control function employees, remuneration for those employees is not determined by individuals in revenue-producing positions but rather by the management of the relevant control function.

f. Structure of Remuneration

1. Fixed Remuneration

2. Variable Remuneration: For employees with total remuneration above a specific threshold, variable remuneration is generally paid in a combination of cash and equity-based remuneration. In general, the portion paid in the form of an equity-based award increases as variable remuneration increases and, for AIFM Remuneration Code Staff, is set to ensure compliance with Principle 5 (e) and (f) of the AIFM Remuneration Code.

g. Total Remuneration

Staff remuneration for the financial period ending December 31, 2021:

Total remuneration for the financial year ending 31 December 2021 paid by the AIFM to 43 staff in respect of the management of the assets of the Company	US $242,675, made up of: • US $67,453 fixed remuneration • US $175,222 variable remuneration
Which includes:
(a) Remuneration paid by the AIFM to senior management	US $125,464
(b) Remuneration paid by the AIFM to other staff members whose actions have a material impact on the risk profile of the Company	US $117,211

The remuneration figures above:

1.
relate to the proportion of time spent by those staff on the management of the assets of the Company;
2.
relate to the portion of the year for which the Company was subject to the Directive; and
3.
do not include figures for those staff whose activities may impact the Company but who provide services through other affiliates of the AIFM.

II. Swiss Disclosure

The Fund’s offering memorandum or equivalent document, constitutional documents, the annual reports and, where produced by the Fund, the semi-annual reports, may be obtained free of charge from the Swiss Representative. In respect of the shares or interests offered in Switzerland to Qualified Investors, the place of performance is at the registered office of the Swiss Representative. The place of jurisdiction is at the registered office of the Swiss Representative or at the registered office or place of residence of the investor.

Swiss Representative: FIRST INDEPENDENT FUND SERVICES LTD, Klausstrasse 33, CH-8008 Zurich.

Swiss Paying Agent: GOLDMAN SACHS BANK AG, Claridenstrasse 25, CH-8002 Zurich.

III. Risk Management

The current risk profile of the Company and the risk management framework employed by the AIFM to manage those risks are outlined in the Partnership Agreement and private placement memorandum. The Investment Manager’s risk management function will seek to ensure that the risk profile disclosed to investors is consistent with applicable risk limits, monitor compliance with those risk limits, promptly notify the risk management component of the portfolio management team managing the portfolio of any inconsistency, or risk or inconsistency, between the risk profile and risk limits.

IV. Material Changes

Article 22 of the Directive requires disclosure of any material changes in the information listed in Article 23 of the Directive.

In respect of the period ended December 31, 2021, there have been no material changes to the information listed in Article 23 of the Directive.

V. Service Provider Not Previously Disclosed

Legal Counsel

Fried, Frank, Harris, Shriver & Jacobson LLP

1 New York Plaza

New York, NY 10004

USA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

As previously announced, on March 2, 2022 our Board of Directors approved Gabriella Skirnick’s appointment as Chief Operating Officer of the Company. The Board has determined that Ms. Skirnick’s appointment will be effective as of March 7, 2022. Ms. Skirnick has also been appointed as Chief Operating Officer of GS BDC, GS PMMC II, GS MMLC II, in each case effective as of March 7, 2022.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are managed under the direction of our Board of Directors. The Board of Directors consists of six directors, five of whom are Independent Directors. “Independent Directors” are directors who (1) are not deemed to be “interested persons,” of the Company (as defined in the Investment Company Act), (2) meet the definition of “independent directors” under the corporate governance standards of the New York Stock Exchange and (3) meet the independence requirements of Section 10A(m)(3) of the Exchange Act. The Board of Directors elects our officers, who serve at the discretion of the Board of Directors. The responsibilities of the Board of Directors include quarterly valuation of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

The Board of Directors’ role in our management is one of oversight. Oversight of our investment activities extends to oversight of the risk management processes employed by our Investment Adviser as part of its day-to-day management of our investment activities. The Board of Directors reviews risk management processes at both regular and special Board meetings throughout the year, consulting with appropriate representatives of our Investment Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board of Directors’ risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. The Board’s oversight function cannot, however, eliminate all risks or ensure that particular events do not adversely affect the value of the Investments. The Board of Directors also has primary responsibility for the valuation of our assets.

The Board of Directors has established an Audit Committee, Governance and Nominating Committee, Compliance Committee and Contract Review Committee. The scope of each committee’s responsibilities is discussed in greater detail below.

Timothy J. Leach, an Independent Director, serves as Chair (“Chair”) of the Board of Directors. The Board of Directors believes that it is in the best interests of stockholders for Mr. Leach to lead the Board of Directors because of his broad corporate background and experience with financial and investment matters, as described below. The Chair will generally act as a liaison between our management, officers and attorneys between meetings of the Board of Directors and preside over all executive sessions of the Independent Directors without management. The Board of Directors believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual directors and the committees in a manner that enhances effective oversight. The Board of Directors also believes that its size creates an efficient corporate governance structure that provides opportunity for direct communication and interaction between management and the Board of Directors.

Board of Directors and Executive Officers

The current directors were appointed to their positions in August 2020, except for Karole Dill Barkley and Tracy Grooms who were appointed to the Board of Directors in November 2021, and each director will hold office until his or her death, resignation, removal or disqualification. In addition, our Board of Directors has adopted polices which provide that (a) no director shall hold office for more than 15 years and (b) a director shall retire as of December 31st of the calendar year in which he or she reaches his or her 74th birthday, unless a waiver of such requirement has been adopted by a majority of the other directors. These policies may be changed by the directors without a stockholder vote.

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Address (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships
Independent Directors
Timothy J. Leach (66)	Chairman of the Board of Directors and Director since August 2020

 Mr. Leach is retired. He is Chairman, Habitat for Humanity of Sonoma County (2019–Present); Director, Habitat for Humanity of Sonoma County (2017–2019). He was formerly Chief Investment Officer, US Bank Wealth Management (2008–2016) and Treasurer and Director, National Committee to Preserve Social Security & Medicare (2014–2019).

Director—the Company and GS BDC.

GS BDC; Habitat for Humanity of Sonoma County

Karole Dill Barkley (60)	Director since November 2021	Ms. Dill Barkley is retired. She was previously Vice President, Wholesale Credit Risk Insurance Department of J.P. Morgan (2017 – 2021) and Managing Partner, Sweet Harlem Ventures (2013 – 2016).	None
Carlos E. Evans (70)	Director since August 2020

Mr. Evans is retired. He is Chairman, Highwoods Properties, Inc. (2018–Present); Director, Highwoods Properties, Inc. (2015–2018); Director, National Coatings and Supplies Inc. (2015–Present); Director, Warren Oil Company, LLC (2016–Present); Director, American Welding & Gas Inc. (2015–Present); and Director, Johnson Management (2015–Present). He was formerly Director, Sykes Enterprises, Inc. (2016-2022); Executive Vice President and Group Head of Wells Fargo Eastern Commercial Banking and National Head of Government and Institutional Banking (2009–2014).

Director—the Company and GS BDC

GS BDC; Highwoods Properties, Inc. (a real estate investment trust); National Coatings and Supplies Inc.; Warren Oil Company, LLC; American Welding & Gas Inc.; Johnson Management
Tracy Grooms (62)	Director since November 2021	Ms. Grooms is retired. She was previously Chief Compliance Officer, Bank of America Consumer Group (2010-2013) and Director, Rabobank, N.A. (2018-2019).	None
Richard A. Mark (68)	Director since August 2020

Mr. Mark is retired. He is Director, Viatris Inc. (2020–Present); and Director, Home Centered Care Institute (2021-Present). He was formerly Director, Almost Home Kids (2016–2021); Director, Mylan N.V. (2019–2020); Partner, Deloitte & Touche LLP (2002–2015) and Chairman and member of the Audit Committee, Katy Industries, Inc. (2015–2016).

Director—the Company and GS BDC.

GS BDC; Viatris Inc. (a global pharmaceutical company); Home Centered Care Institute.
Interested Directors*
Katherine (“Kaysie”) P.Uniacke (61)	Director since August 2020

Ms. Uniacke is Chair of the Board—Goldman Sachs Asset Management International (2013–Present); Director—Goldman Sachs Dublin and Luxembourg family of funds (2013–Present); and Advisory Director—Goldman Sachs (2013–Present). Formerly, she was Global Chief Operating Officer—GSAM (2007–2012); Partner, Goldman Sachs (2002–2012); and Managing Director—Goldman Sachs (1997–2002).

Director—the Company; GS BDC; GS PMMC; and GS PMMC II.

Goldman Sachs Asset Management International; Goldman Sachs Dublin and Luxembourg family of funds; GS BDC; GS PMMC; GS PMMC II

*

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Brendan McGovern*	50	Chief Executive Officer and President
Jon Yoder**	48	Chief Operating Officer
Carmine Rossetti	43	Chief Financial Officer and Treasurer
Julien Yoo	50	Chief Compliance Officer
Michael Mastropaolo	42	Executive Vice President
Jordan Walter	41	Executive Vice President
David Yu	40	Executive Vice President and Head of Research
David Pessah	36	Principal Accounting Officer

*Brendan McGovern intends to retire from his position as Chief Executive Officer and President of the Company, effective March 7, 2022. The Board appointed Alex Chi, age 49, and David Miller, age 52, as co-Chief Executive Officers and co-Presidents, effective March 7, 2022.

**On February 23, 2022, Jon Yoder resigned from his position as Chief Operating Officer of the Company, effective March 7, 2022. The Board appointed Gabriella Skirnick, age 44, as Chief Operating Officer, effective March 7, 2022.

The address for each director and executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Independent Directors:

Karole Dill Barkley. Ms. Dill Barkley was appointed as one of our directors in November 2021. Ms. Dill Barkley is retired. Prior to her retirement in March 2021, Ms. Dill Barkley served as a Vice President in the Wholesale Credit Risk Insurance Department of J.P. Morgan. Prior to joining J.P. Morgan, Ms. Dill Barkley served in executive roles at Sweet Harlem Ventures and Sweet Harlem Pop. Ms. Dill Barkley also served in a variety of senior positions in the financial services sector at Standard and Poor’s Rating Services, Bank of Bermuda (New York) Limited, Union Bank of Switzerland, and Algemene Bank Nederland N.V. She previously served on the Board of Directors for the Smithsonian Institution, Archives of American Art, the Abyssinian Fund, the Bermuda Artworks Foundation and the Harvard Club of New York City. We believe Ms. Dill Barkley’s numerous management positions and broad experiences in the financial services sector provide her with skills and valuable insight in handling complex financial transactions and issues, all of which make her well qualified to serve on our Board of Directors.

Carlos E. Evans. Mr. Evans was appointed as one of our directors in August 2020. Mr. Evans is retired. Mr. Evans is currently a member of the Board of Directors of GS BDC and is chairman of the Board of Directors of Highwoods Properties, Inc., a real estate investment trust, where he serves as chair of the Compensation/Governance Committee and as a member of the Executive Committee. Prior to his retirement in 2014, Mr. Evans worked for Wells Fargo Bank, most recently serving as executive vice president and group head of the eastern division of Wells Fargo commercial banking. From 2006 until Wachovia Corporation’s merger with Wells Fargo in 2009, Mr. Evans served as wholesale banking executive and an executive vice president for the Wachovia general banking group. Previously, he held senior management positions with First Union National Bank and with Bank of America and its predecessors, including NationsBank, North Carolina National Bank and Bankers Trust of South Carolina, which he joined in 1973. Mr. Evans is chairman emeritus of the board of the Spoleto Festival USA and was previously chairman of the board of the Medical University of South Carolina Foundation. Mr. Evans serves on the boards of four private companies, National Coatings and Supplies Inc., Warren Oil Company, LLC, American Welding & Gas Inc. and Johnson Management. He also previously served on the Board of Directors of Sykes Enterprises, Incorporated, an international provider of outsourced customer contact management services. Based on the foregoing, Mr. Evans is experienced with financial and investment matters. We believe Mr. Evans’ numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on our Board of Directors.

Tracy Grooms. Ms. Grooms was appointed as one of our directors in November 2021. Ms. Grooms is retired. Prior to her retirement in 2013, Ms. Grooms worked for Bank of America, most recently serving as chief compliance officer for the Bank of America Consumer Group. Prior to serving as chief compliance officer, Ms. Grooms held a variety of senior leadership roles during her 30-year career. From 1993 to 2000, Ms. Grooms served as divisional chief financial officer for numerous businesses and acquisitions, including the acquisition of legacy BankAmerica. From 2001 to 2004, Ms. Grooms served as chief operating officer for the Small Business division and, from 2005 to 2010 she led the Student Lending and Checking/Payments business. From 2013 to 2016, Ms. Groom served as the Undergraduate Director of the McColl School of Business where she led the formation of a banking concentration within the university’s undergraduate finance degree program. From 2018 to 2019, Ms. Grooms served on the Board of Directors Rabobank, N.A. (“Rabobank”), the U.S. national bank subsidiary of Rabobank, Netherlands and as chair of Rabobank’s compliance committee and a member of its audit committee until its sale. She currently serves as Treasurer and Board director for the Charleston Symphony and on the McColl School Board of Advisors. Ms. Grooms is a member of NACD and Women’s Corporate Directors. We believe Ms. Grooms’ numerous management positions and broad experiences in the financial services sector provide her with skills and valuable insight in handling complex financial transactions and issues, all of which make her well qualified to serve on our Board of Directors.

Timothy J. Leach. Mr. Leach was appointed as one of our directors and the Chairperson of the Board in August 2020. Mr. Leach is retired. Mr. Leach is currently a member of the Board of Directors of GS BDC. From 2008 until his retirement in July 2016, Mr. Leach served as chief investment officer of US Bank Wealth Management. Prior to joining US Bank, Mr. Leach held senior management positions with U.S. Trust Company and various investment advisers and asset managers, including Wells Fargo Private Investment Advisors, Wells Fargo Alternative Asset Management, ABN Amro Global Asset Management, ABN Amro Asset Management (USA) and Qualivest Capital Management. Mr. Leach currently serves as chairman of the board of directors and as interim chief executive officer of Habitat for Humanity of Sonoma County. Based on the foregoing, Mr. Leach is experienced with financial and investment matters. We believe Mr. Leach’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on our Board of Directors.

Richard A. Mark. Mr. Mark was appointed as one of our directors in August 2020. Mr. Mark has been designated as the Board’s “audit committee financial expert” given his extensive accounting and finance experience. Mr. Mark is retired. Prior to his retirement in 2015, Mr. Mark was a partner at Deloitte & Touche LLP, most recently leading the corporate development function of the advisory business of Deloitte. Mr. Mark began his career at Arthur Andersen & Co. and held various positions with Arthur Andersen, including audit partner, before joining Deloitte in 2002. Mr. Mark is currently a member of the Board of Directors of GS BDC and serves as chair of GS BDC’s audit committee. Since November 2020, Mr. Mark has served on the Board of Directors of Viatris Inc. (“Viatris”), a global pharmaceuticals company. Prior to the closing of the transaction that combined Mylan N.V. and Pfizer Inc.’s off-patent branded and generic established medicines business which resulted in the formation of Viatris, Mr. Mark served on the Board of Directors of Mylan N.V. from June 2019 until November 2020. Mr. Mark also served from July 2015 until August 2016 as chairman of the board of directors and as a member of the audit committee of Katy Industries, Inc., a manufacturer, importer and distributor of commercial cleaning and consumer storage products. Since December 2021, Mr. Mark has served on the Board of Directors of the Home Centered Care Institute, a nonprofit organization focused on scaling home-based primary care. From May 2016 to December 2021, Mr. Mark served as a Director of Almost Home Kids, an affiliate of Lurie Children’s Hospital of Chicago, which provides care to children with complicated health needs. Mr. Mark is a certified public accountant. Based on the foregoing, Mr. Mark is experienced with accounting, financial and investment matters. We believe Mr. Mark’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on our Board of Directors.

Interested Directors:

Kaysie Uniacke. Ms. Uniacke was appointed as one of our directors in August 2020. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International, serves on the boards of the Goldman Sachs Luxembourg and Dublin family of funds, several GSAM-managed pooled vehicles organized in the Cayman Islands, GS BDC, GS PMMC and GS PMMC II and is an advisory director to Group Inc. Previously, she was global chief operating officer of the Investment Adviser’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed the Investment Adviser’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of the Investment Adviser’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012 where she was named managing director in 1997 and partner in 2002. Based on the foregoing, we believe Ms. Uniacke’s depth of experience in financial and investment matters gives our Board of Directors valuable industry-specific knowledge and expertise on these and other matters.

Executive Officers who are not Directors:

Brendan McGovern. Mr. McGovern is the chief executive officer and president of the Company. Mr. McGovern heads GSAM’s Private Credit Group, is chief executive officer and president of GS BDC, GS PMMC and GS PMMC II and also serves as co-head and senior portfolio manager of the GSAM Credit Alternatives portfolio management team. He is also the Chair and a member of the Private Credit Group’s BDC Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. McGovern joined Goldman Sachs in 2006. Prior to joining Goldman Sachs, Mr. McGovern served as a managing director in the Global Investment Group at Amaranth Advisors, where he co-headed the fund’s private placement efforts for both debt and equity linked products in the United States. He is also on the board of directors for the Oxalosis and Hyperoxaluria Foundation. Mr. McGovern intends to retire from his position as chief executive officer and president of the Company, GS BDC, GS PMMC and GS PMMC II effective March 7, 2022.

Alex Chi. Effective March 7, 2022, Mr. Chi will commence serving as the Company’s co-chief executive officer and co-president. Effective March 7, 2022, Mr. Chi will also commence serving as the co-chief executive officer and co-president of GS BDC, GS PMMC and GS PMMC II. Mr. Chi is co-head of Goldman Sachs Asset Management Private Credit in the Americas. Before assuming his current role, Mr. Chi spent 25 years in Goldman Sachs’s Investment Banking Division. Mr. Chi worked in the Financial and Strategic Investors Group from 2006 to 2019, managing Goldman Sachs’s relationships with private equity and related portfolio company clients. Prior to that, Mr. Chi worked in Leveraged Finance, where he spent six years structuring and executing leveraged loan and high yield debt financings for corporate and private equity clients across industries. He also spent three years in Asia focused on mergers and acquisitions and corporate finance transactions. Mr. Chi was named managing director in 2006 and partner in 2012.

David Miller. Effective March 7, 2022, Mr. Miller will commence serving as the Company’s co-chief executive officer and co-president. Effective March 7, 2022, Mr. Miller will also commence serving as the co-chief executive officer and co-president of GS BDC, GS PMMC and GS PMMC II. Mr. Miller is co-head of Goldman Sachs Asset Management Private Credit in the Americas. He has spent his nearly 30-year career as an investor in middle market companies and has originated billions of dollars in commitments across all industries to companies in various stages of the lifecycle. He co-founded in 2004 Goldman Sachs’s middle market origination effort investing primarily firm capital and has led that business since 2013. Prior to joining Goldman Sachs in 2004, Mr. Miller was senior vice president of originations for GE Capital, where he was responsible for structuring and originating loans in the media and telecommunications sectors. Previously, Mr. Miller was a director at SunTrust Bank, responsible for originating and managing a portfolio of middle market loans. Mr. Miller was named managing director in 2012 and partner in 2014.

Jon Yoder. Mr. Yoder is the chief operating officer of the Company. Mr. Yoder is the chief operating officer GS BDC, GS PMMC and GS PMMC II and a member of GSAM’s Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings. Mr. Yoder joined Goldman Sachs in 2005. Prior to joining Goldman Sachs, he was a member of the mergers and acquisitions and private equity groups at Paul, Weiss, Rifkind, Wharton & Garrison, LLP. Mr. Yoder resigned from his position as chief operating officer of the Company, GS BDC, GS PMMC and GS PMMC II effective March 7, 2022.

Gabriella Skirnick. Effective March 7, 2022, Ms. Skirnick will commence serving as the Company’s chief operating officer. Effective March 7, 2022, Ms. Skirnick will also commence serving as the chief operating officer of GS BDC, GS PMMC and GS PMMC II. Ms. Skirnick is global chief operating officer of Goldman Sachs Asset Management Private Credit. Prior to joining the Merchant Banking Division as global chief operating officer of the Private Credit investing platform in 2017, she spent six years in the Investment Banking Division in the Technology, Media and Telecom Group, where she focused on technology mergers and acquisitions, as well as in the Americas Financing Group. Ms. Skirnick joined Goldman Sachs as an analyst in the Communications, Media and Entertainment Group within the Investment Banking Division in 2000 and rejoined the firm in 2010. Before re-joining Goldman Sachs, Ms. Skirnick worked in distressed investing at Aurelius Capital Management and Perella Weinberg Partners. She was named managing director of Goldman Sachs in 2017.

Carmine Rossetti. Mr. Rossetti is the chief financial officer, treasurer and principal financial officer of the Company. Mr. Rossetti is the chief financial officer, treasurer and principal financial officer of GS BDC, GS PMMC and GS PMMC II. Mr. Rossetti was previously employed with HPS Investment Partners, LLC where he was a Senior Vice President and Global Fund Controller since April 2020. Prior to joining HPS Investment Partners, Mr. Rossetti was Principal Accounting Officer of GS BDC, GS PMMC, GS PMMC II and GS MMLC. He was also a Vice President in the Finance Division of Goldman Sachs & Co. LLC. Mr. Rossetti joined Goldman Sachs & Co. LLC in 2004. Prior to joining Goldman Sachs & Co. LLC, he worked in the audit practice at Ernst & Young LLP.

Julien Yoo. Ms. Yoo is the chief compliance officer of the Company. Ms. Yoo is Managing Director of GSAM Compliance, Head of the U.S. Regulatory Compliance team with GSAM compliance, and Chief Compliance Officer of GS BDC, GS PMMC and GS PMMC II. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

Michael Mastropaolo. Mr. Mastropaolo is an executive vice president of the Company. Mr. Mastropaolo is executive vice president of GS BDC, GS PMMC and GS PMMC II and a member of the GSAM Credit Alternatives team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a member of the Private Credit Group’s BDC Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Mastropaolo joined the firm in 2016. Prior to joining Goldman Sachs, Mr. Mastropaolo was a director at Golub Capital where he originated and managed middle market debt and equity investments. Mr. Mastropaolo started his career at General Electric in the Investment Analyst training program at GE Capital.

Jordan Walter. Mr. Walter is an executive vice president of the Company. Mr. Walter is executive vice president of GS BDC, GS PMMC and GS PMMC II and a member of the GSAM Credit Alternatives team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a member of the Private Credit Group’s BDC Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Walter joined Goldman Sachs in 2014. Prior to joining Goldman Sachs, Mr. Walter was a vice president at MCG Capital where he originated and managed middle market debt and equity investments. Prior to joining MCG Capital, Mr. Walter was in the Financial Management Program at General Electric.

David Yu. Mr. Yu is an executive vice president and head of research for the Company. Mr. Yu is executive vice president and Head of Research of GS BDC, GS PMMC and GS PMMC II and a member of the GSAM Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings and serves as its Head of Research. Mr. Yu is a member of the Private Credit Group’s BDC Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Yu joined Goldman Sachs in 2006. Prior to joining Goldman Sachs, Mr. Yu was an associate in the Global Investments Group at Amaranth Advisors, where he similarly worked with public and private issuers to structure and execute debt and equity financings. Prior to joining Amaranth, he worked in the Leveraged Finance and Sponsor Coverage Group at CIBC World Markets.

David Pessah. Mr. Pessah is the principal accounting officer of the Company. Mr. Pessah is principal accounting officer of GS BDC, GS PMMC and GS PMMC II. Mr. Pessah is a vice president in the BDC Fund Controllers team of the Investment Adviser. Mr. Pessah is responsible for fund accounting and financial reporting oversight as well as the continuous improvement of the control environment for the Company. Prior to joining Goldman Sachs, Mr. Pessah worked in the audit practice at Ernst & Young LLP.

Committees of the Board of Directors

Audit Committee

Audit Committee. The members of the Audit Committee are Karole Dill Barkley, Carlos E. Evans, Tracy Grooms, Timothy J. Leach and Richard A. Mark, each of whom is an Independent Director and meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and none of whom is an “interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act. Richard A. Mark serves as Chairperson of the Audit Committee. The Board and the Audit Committee have determined that Richard A. Mark is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Exchange Act. The Audit Committee is responsible for overseeing matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee is also responsible for aiding the Board in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.

The Audit Committee held four formal meetings in 2021.

Governance and Nominating Committee

The Governance and Nominating Committee members are Karole Dill Barkley, Carlos E. Evans, Tracy Grooms, Timothy J. Leach, Richard A. Mark and Kaysie Uniacke. Timothy J. Leach serves as the Chairperson of the Governance and Nominating Committee. The Governance and Nominating Committee is responsible for identifying, researching and nominating Independent Directors for election by our stockholders, when necessary, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management. The Governance and Nominating Committee will consider nominees properly recommended by our stockholders.

The Governance and Nominating Committee held three formal meetings in 2021.

Compliance Committee

The Compliance Committee members are Karole Dill Barkley, Carlos E. Evans, Tracy Grooms, Timothy J. Leach, Richard A. Mark and Kaysie Uniacke. Timothy J. Leach serves as Chairperson of the Compliance Committee. The Compliance Committee is responsible for overseeing our compliance processes, and insofar as they relate to services provided to us, the compliance processes of our Investment Adviser, principal underwriters, administrator and transfer agent, except that compliance processes relating to the accounting and financial reporting processes and certain related matters are overseen by the Audit Committee. In addition, the Compliance Committee provides assistance to the full Board with respect to compliance matters.

The Compliance Committee held four formal meetings in 2021.

Contract Review Committee

The Contract Review Committee members are Karole Dill Barkley, Carlos E. Evans, Tracy Grooms, Timothy J. Leach, Richard A. Mark and Kaysie Uniacke. Timothy J. Leach serves as Chairperson of the Contract Review Committee. The Contract Review Committee is responsible for overseeing the processes of the Board for reviewing and monitoring performance under our investment management, placement agency, underwriting (if any), transfer agency and certain other agreements with our Investment Adviser and its affiliates. The Contract Review Committee provides appropriate assistance to the Board in connection with the Board’s approval, oversight and review of our other service providers, including our custodian/accounting agent, sub-transfer agents, placement agent, professional (legal and accounting) firms and printing firms.

The Contract Review Committee held no formal meetings in 2021.

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and have also approved the Investment Adviser’s code of ethics in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These codes of ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. Our Code of Ethics is discussed under “Business—Code of Ethics” and a copy of our Code of Ethics is filed as an exhibit to this annual report on Form 10-K.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to, among others, our Chief Executive Officer and Chief Financial Officer. We intend to disclose any material amendment to or waivers of required provisions of the Code of Business Conduct and Ethics on a current report on Form 8-K. Our Code of Business Conduct and Ethics is filed as an exhibit to this annual report on Form 10-K.

Director Charter

We have adopted a Director Charter which applies to, among other things, the authority and duties of our directors, composition of our Board of Directors and the election and role of the Chairman of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

None of our executive officers are currently compensated by us. We do not currently have any employees. Our day-to-day operations are managed by the Investment Adviser.

Compensation of Directors

Each Independent Director is currently compensated with a unitary annual fee of $75,000, which will increase to $100,000 as of July 1, 2022 and increase to $125,000 as of January 1, 2023, for his or her services as one of our directors and as a member of the Audit Committee and Governance and Nominating Committee. The Chairperson receives an additional $25,000, effective as of January 1, 2022, for his services in such capacity. Prior to January 1, 2022, the Chairperson received an additional $5,000. The director designated as “audit committee financial expert” receives an additional $15,000, effective as of January 1, 2022, for his services in such capacity. Prior to January 1, 2022, the director designated as “audit committee financial expert” received an additional $2,500. In connection with Governance and Nominating Committee activities, a one-time Governance and Nominating Committee fee of $40,000 was paid to Timothy J. Leach, as Chairperson of the Governance and Nominating Committee, and a one-time Governance and Nominating Committee fee of $30,000 was paid to each of Carlos E. Evans and Richard A. Mark, as members of the Governance and Nominating Committee. The Independent Directors of the Board of Directors and each committee are also reimbursed for travel and other expenses incurred in connection with attending meetings. In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation From the Company for the period from October 29, 2021 (commencement of operations) to December 31, 2021(2)	Total Compensation from the Goldman Sachs Fund Complex for the period from October 29, 2021 (commencement of operations) to December 31, 2021
Interested Director
Kaysie Uniacke (1)	—	—
Independent Directors
Karole Dill Barkley	$11,821	$11,821
Carlos E. Evans	$43,151	$70,393
Tracy Grooms	$11,821	$11,821
Timothy J. Leach	$54,027	$81,625
Richard A. Mark (3)	$43,589	$73,639

(1)
Kaysie Uniacke is an interested director and, as such, does not receive compensation from the Company or the Goldman Sachs Fund Complex for her service as director or trustee.
(2)
The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.
(3)
Includes compensation as audit committee financial expert.

No Compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 3, 2022, certain ownership information with respect to our Shares for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Shares and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such Shares.

Name and Address (1)	Type of Ownership	Number of Shares Owned	Percentage
Interested Director
Kaysie Uniacke	Record/Beneficial	381		*
Independent Directors
Karole Dill Barkley	—	—	—
Carlos E. Evans	Record/Beneficial	1,906		*
Tracy Grooms	—	—	—
Timothy J. Leach	Record/Beneficial	1,906		*
Richard A. Mark	Record/Beneficial	1,906		*
Executive Officers
Brendan McGovern (2)	—	—	—
Jon Yoder (3)	—	—	—
Carmine Rossetti	—	—	—
Julien Yoo	—	—	—
Michael Mastropaolo	—	—	—
David Yu	—	—	—
Jordan Walter	—	—	—
David Pessah	—	—	—
All officers and directors as a group (13 persons)	Record/Beneficial	6,099		*

*	Amount rounds to less than 1%.
(1)

The business address for each of our officers and directors is c/o Goldman Sachs Middle Market Lending Corp. II, 200 West Street New York, New York 10282.The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

(2)

Brendan McGovern intends to resign from his position as Chief Executive Officer and President of the Company, effective March 7, 2022. The Board of Directors appointed Alex Chi, age 49, and David Miller, age 52, as co-Chief Executive Officers and co-Presidents of the Company, effective March 7, 2022.

(3)

On February 23, 2022, Jon Yoder resigned from his position as Chief Operating Officer of the Company, effective March 7, 2022. The Board of Directors appointed Gabriella Skirnick as Chief Operating Officer of the Company, effective March 7, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

Investment Management Agreement

GSAM serves as our investment adviser. Our Investment Adviser has been registered as an investment adviser with the SEC since 1990 and is a subsidiary of Group Inc., a bank holding company. GS & Co., a wholly-owned subsidiary of Group Inc., acted as our placement agent in connection with the offering of shares to U.S. persons and Goldman Sachs International, a wholly-owned subsidiary of Group Inc., acted as our placement agent in connection with the offering of shares to non-U.S. persons.

Subject to the supervision of the Board of Directors, the Investment Adviser provides day-to-day advice regarding the Company’s portfolio transactions and is responsible for the Company’s business affairs and other administrative matters.

For the period from October 29, 2021 (commencement of operations) to December 31, 2021, we paid GSAM a total of $0 in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $0 in Management Fees and no Incentive Fees.

License Agreement

The Company is party to a license agreement (the “License Agreement”) with an affiliate of Goldman Sachs pursuant to which we have been granted a non-exclusive, royalty-free license to use the “Goldman Sachs” name. Under this agreement, we shall not have a right to use the Goldman Sachs name if the Investment Adviser or another affiliate of Goldman Sachs is not our Investment Adviser or if our continued use of such license results in a violation of applicable law, results in a regulatory burden or has adverse regulatory consequences. Other than with respect to this limited license, we have no legal right to the “Goldman Sachs” name.

Co-Investment Opportunities

The Company may co-invest, on a concurrent basis with other funds managed by GSAM and its affiliates, but not if such co-investment is impermissible under existing regulatory guidance, applicable regulations or GSAM’s allocation procedures. Certain types of negotiated co-investments by us and other funds managed by GSAM and its affiliates may be made only pursuant to an order from the SEC permitting us to do so. Together with the Investment Adviser, GS BDC, GS PMMC and Goldman Sachs Middle Market Lending Corp. (“GS MMLC,” which merged with GS BDC on October 12, 2020) applied for and received an exemptive order from the SEC that permits GS BDC and GS PMMC to participate in negotiated co-investment transactions with certain affiliates managed by the GSAM Credit Alternatives Team, including GS BDC, GS PMMC and GS PMMC II and other funds established by the GSAM Credit Alternatives Team after the date of the exemptive order, which would include GS PMMC II, the Company and other affiliated private funds, subject to certain conditions, including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief and the co-investments are allocated fairly among participants.

Related Party Transaction Review Policy

The Audit Committee will conduct quarterly review any potential related party transactions brought to its attention and, during these reviews, it also considers any conflicts of interest brought to its attention pursuant to the Company’s Code of Ethics. Each of our directors and executive officers will complete a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Director Independence

For information regarding the independence of our directors, see “Item 10. Directors Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the period from October 29, 2021 (commencement of operations) to December 31, 2021 were $165,000.

Fees included in the audit fees category are those associated with the annual audits of financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the period from October 29, 2021 (commencement of operations) to December 31, 2021.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2021 were $1,337,432. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

No tax compliance, tax advice and tax planning fees were billed by PricewaterhouseCoopers LLP for the period from October 29, 2021 (commencement of operations) to December 31, 2021.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the period from October 29, 2021 (commencement of operations) to December 31, 2021.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the period from October 29, 2021 (commencement of operations) to December 31, 2021.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the period from October 29, 2021 (commencement of operations) to December 31, 2021.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the period from October 29, 2021 (commencement of operations) to December 31, 2021. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

The Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) adopted by the Audit Committee sets forth the procedures and the conditions pursuant to which services performed by an independent auditor for the Company may be pre-approved. Services may be pre-approved specifically by the Audit Committee as a whole or, in certain circumstances, by the Audit Committee Chairman or the person designated as the audit committee financial expert. In addition, subject to specified cost limitations, certain services may be pre-approved under the provisions of the Policy. The Policy provides that the Audit Committee will consider whether the services provided by an independent auditor are consistent with the SEC’s rules on auditor independence. The Policy provides for periodic review and pre-approval by the Audit Committee of the services that may be provided by the independent auditor.

De Minimis Waiver. The pre-approval requirements of the Policy may be waived with respect to the provision of non-audit services that are permissible for an independent auditor to perform, provided (1) the aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues subject to pre-approval that was paid to the independent auditors during the fiscal year in which the services are provided; (2) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee to whom authority to grant such approvals has been delegated by the Audit Committee, pursuant to the pre-approval provisions of the Policy.

Pre-Approval of Non-Audit Services Provided to GSAM. The Policy provides that, in addition to requiring pre-approval of audit and non-audit services provided to the Company, the Audit Committee will pre-approve those non-audit services provided to the Company’s investment adviser (and entities controlling, controlled by or under common control with the investment adviser that provide ongoing services to the Company) where the engagement relates directly to the operations or financial reporting of the Company.

The Audit Committee has considered these fees and the nature of the services rendered, and has concluded that they are compatible with maintaining the independence of PricewaterhouseCoopers LLP. The Audit Committee did not approve any of the audit-related, tax, or other non-audit fees described above pursuant to the “de minimis exceptions” set forth in Rule 2-01(c)(7)(i)(C) and Rule 2-01(c)(7)(ii) of Regulation S-X. PricewaterhouseCoopers LLP did not provide any audit-related services, tax services or other non-audit services to GSAM or any entity controlling, controlled by or under common control with GSAM that provides ongoing services to the Company that the Audit Committee was required to approve pursuant to Rule 2-01(c)(7)(ii) of Regulation S-X. The Audit Committee considered whether the provision of non-audit services rendered to GSAM and any entity controlling, controlled by, or under common control with GSAM that provides ongoing services to the Company that were not pre-approved by the Audit Committee because the engagement did not relate directly to the operations and financial reporting of the Company is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

•
Financial Statements—Financial statements are included in Item 8. See the Index to the Financial Statements on page 70 of this annual report on Form 10-K.
•
Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements included in this annual report on Form 10-K.
•
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1	Form of Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56369), filed on November 22, 2021).

3.2	Form of Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 1 to Form 10 (File No. 000-56369), filed on January 13, 2022).

10.1

Investment Management Agreement, dated as of November 1, 2021, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56369), filed on November 22, 2021)

10.2

Administration Agreement, dated as of October 13, 2020, between the Company and State Street Bank and Trust Company. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56369), filed on November 22, 2021)

10.3

License Agreement, dated as of August 6, 2020, between the Company and Goldman Sachs & Co. LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56369), filed on November 22, 2021)

10.4

Custodian Contract, dated as of October 13, 2020, between the Company and State Street Bank and Trust Company. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56369), filed on November 22, 2021)

10.5

Revolving Credit Agreement, dated as of November 26, 2021, between the Company, as Borrower and Bank of America, N.A., as the Administrative Agent, Lead Arranger, Sole Bookrunner, Structuring Agent, Letter of Credit Issuer, and a Lender (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Amendment No. 1 to Form 10 (File No. 000-56369), filed on January 13, 2022).

14.1*	Code of Ethics of the Registrant.

14.2*	Code of Business Conduct and Ethics.

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2022	GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

/s/ Brendan McGovern
Name: Brendan McGovern
Title: Chief Executive Officer and President

Each person whose signature appears below constitutes and appoints Brendan McGovern, Carmine Rossetti and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2021, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2022.

Signature	Title

/s/ Brendan McGovern Brendan McGovern	Chief Executive Officer and President (Principal Executive Officer)

/s/ Carmine Rossetti Carmine Rossetti	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ David Pessah David Pessah	Principal Accounting Officer

/s/ Timothy J. Leach Timothy J. Leach	Chairman of the Board of Directors

/s/ Karole Dill Barkley Karole Dill Barkley	Director

/s/ Carlos E. Evans Carlos E. Evans	Director

/s/ Tracy Grooms Tracy Grooms	Director

/s/ Richard A. Mark Richard A. Mark	Director

/s/ Katherine Uniacke	Director
Katherine Uniacke