Form 10-Q
period 2022-03-31
Goldman Sachs Middle Market Lending Corp. II
filed 2022-05-10
CIK 1865174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-56369

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	☐	Smaller reporting company:	☐
Emerging growth company:	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 10, 2022 was 3,261,391.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2021, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
the impact of the novel coronavirus (“COVID-19”) pandemic or any future pandemic or epidemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the COVID-19 pandemic or any future pandemic;
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, and the war between Russia and Ukraine;
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
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.
•
the impact of inflation on our portfolio companies;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022 (Unaudited)	2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $42,589 and $29,385)	$42,837	$29,610
Investments in affiliated money market fund (cost of $7,973 and $23,067)	7,973	23,067
Cash	14,522	13,564
Interest and dividends receivable	192	55
Deferred financing costs	429	423
Deferred offering costs	474	447
Other assets	315	460
Total assets	$66,742	$67,626
Liabilities
Debt	$4,970	$40,030
Interest and other debt expenses payable	46	37
Incentive fees payable	43	31
Directors’ fees payable	120	—
Accrued expenses and other liabilities	922	600
Total liabilities	$6,101	$40,698
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized and no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 3,261,391 and 1,437,574 shares issued and outstanding as of March 31, 2022 and December 31, 2021)	3	1
Paid-in capital in excess of par	61,267	27,219
Distributable earnings (loss)	(629)	(292)
Total net assets	$60,641	$26,928
Total liabilities and net assets	$66,742	$67,626
Net asset value per share	$18.59	$18.73

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statement of Operations

(in thousands, except share and per share amounts)

(Unaudited)

For the Three Months Ended March 31,
2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$644
Payment-in-kind income	20
Other income	16
From non-controlled affiliated investments:
Dividend income	1
Total investment income	$681
Expenses:
Interest and other debt expenses	$214
Incentive fees	12
Management fees	71
Directors’ fees	120
Professional fees	152
Directors’ and officers’ liability insurance	150
Offering costs	251
Other general and administrative expenses	197
Total expenses	$1,167
Management fee waiver	(71)
Net expenses	$1,096
Net investment income (loss)	$(415)
Net realized and unrealized gains (losses):
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	23
Foreign currency translations	54
Net realized and unrealized gains (losses)	$77
Net increase (decrease) in net assets from operations	$(338)
Weighted average shares outstanding	1,761,808
Net investment income (loss) per share (basic and diluted)	$(0.24)
Earnings (loss) per share (basic and diluted)	$(0.19)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statement of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

For the Three Months Ended March 31,
2022

Net assets at beginning of period	$26,928
Increase (decrease) in net assets from operations:
Net investment income (loss)	$(415)
Net change in unrealized appreciation (depreciation)	77
Net increase (decrease) in net assets from operations	$(338)
Capital transactions:
Issuance of common shares	$34,051
Net increase in net assets from capital transactions	$34,051
Total increase in net assets	$33,713
Net assets at end of period	$60,641

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statement of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

For the Three Months Ended March 31,
2022

Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$(338)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(13,175)
Payment-in-kind interest capitalized	(20)
Investments in affiliated money market fund, net	15,094
Proceeds from sales of investments and principal repayments	26
Net change in unrealized (appreciation) depreciation on investments	(23)
Net change in unrealized (appreciation) depreciation on foreign currency translation	5
Amortization of premium and accretion of discount, net	(35)
Amortization of deferred financing costs	68
Amortization of deferred offering costs	251
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(137)
(Increase) decrease in other assets	145
Increase (decrease) in interest and other debt expenses payable	9
Increase (decrease) in incentive fees payable	12
Increase (decrease) in directors’ fees payable	120
Increase (decrease) in accrued expenses and other liabilities	193
Net cash provided by (used for) operating activities	$2,195
Cash flows from financing activities:
Proceeds from issuance of common stocks	$34,051
Offering costs paid	(149)
Financing costs paid	(74)
Borrowings on debt	13,940
Repayments of debt	(49,000)
Net cash provided by (used for) financing activities	$(1,232)
Net increase (decrease) in cash	963
Effect of foreign exchange rate changes on cash and cash equivalents	(5)
Cash, beginning of period	13,564
Cash, end of period	$14,522
Supplemental and non-cash activities
Interest expense paid	$119

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2022

(in thousands, except share and per share amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 65.04%
Bigchange Group Limited	Software	7.00%	S + 6.00%	1.00%	12/23/26	GBP 1,400	$1,843	$1,802	(1) (2) (3)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/23/26	GBP 100	—	(3)	(1) (2) (3) (4)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/23/26	GBP 280	(7)	(7)	(1) (2) (3) (4)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	6.75%	S + 6.00%	0.75%	01/25/28	$6,228	6,122	6,119	(1)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	0.75%	01/25/28	249	(4)	(4)	(1) (4)
Businessolver.com, Inc.	Health Care Technology	6.50%	L + 5.75%	0.75%	12/01/27	2,179	2,158	2,157	(1) (3)
Businessolver.com, Inc.	Health Care Technology		L + 5.75%	0.75%	12/01/27	587	(3)	(6)	(1) (3) (4)
Checkmate Finance Merger Sub, LLC	Entertainment	7.51%	L + 6.50%	1.00%	12/31/27	3,666	3,595	3,602	(1) (3)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	1.00%	12/31/27	367	(7)	(6)	(1) (3) (4)
CloudBees, Inc.	Software	8.00%	L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	3,289	3,089	3,223	(1) (3)
CloudBees, Inc.	Software		L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	1,510	(64)	(30)	(1) (3) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	1.00%	03/31/28	4,314	—	—	(1) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	1.00%	03/31/28	616	—	—	(1) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	1.00%	03/31/28	1,294	—	(13)	(1) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software	6.25%	L + 5.50%	0.75%	12/01/28	4,947	4,935	4,934	(1) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/02/27	550	(1)	(1)	(1) (3) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/01/28	1,718	(2)	(4)	(1) (3) (4)
HealthEdge Software, Inc.	Health Care Technology	8.00%	L + 7.00%	1.00%	04/09/26	4,100	4,023	4,018	(1) (3)
HealthEdge Software, Inc.	Health Care Technology	8.00%	L + 7.00%	1.00%	04/09/26	590	83	71	(1) (3) (4)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	400	(8)	(8)	(1) (3) (4)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	1,100	(10)	(22)	(1) (3) (4)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	8.00%	P + 4.50%	3.50%	12/15/27	1,205	1,181	1,178	(1) (3)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	8.00%	P + 4.50%	3.50%	12/15/27	259	4	3	(1) (3) (4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	2,008	1,970	1,968	(1) (3)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	2,034	987	975	(1) (3) (4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	349	104	104	(1) (3) (4)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.75%	1.00%	08/31/24	736	—	—	(1) (4)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.75%	1.00%	08/31/24	2,938	—	—	(1) (4)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.75%	1.00%	08/31/24	736	—	—	(1) (4)
SpendMend, LLC	Health Care Providers & Services	6.75%	S + 5.75%	1.00%	03/01/28	3,499	3,438	3,437	(1)
SpendMend, LLC	Health Care Providers & Services	6.75%	S + 5.75%	1.00%	03/01/28	456	53	53	(1) (4)
SpendMend, LLC	Health Care Providers & Services		S + 5.75%	1.00%	03/01/28	1,521	(13)	(13)	(1) (4)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	01/18/28	3,255	3,208	3,206	(1) (3)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	01/18/28	278	(4)	(4)	(1) (3) (4)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	01/18/28	278	(2)	(4)	(1) (3) (4)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.76%	L + 5.75%	1.00%	12/21/27	2,040	2,000	1,999	(1) (3)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.71%	L + 5.75%	1.00%	12/21/27	681	667	667	(1) (3)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.50%	L + 5.75%	0.75%	12/21/27	270	64	63	(1) (3) (4)
WhiteWater Holding Company LLC	Diversified Consumer Services		L + 5.75%	0.75%	12/21/27	682	(7)	(14)	(1) (3) (4)
Total 1st Lien/Senior Secured Debt							39,392	39,440

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment #	Industry	Initial Acquisition Date(5)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 4.71%
CloudBees, Inc.	Software	11/24/21	134,557	$1,505	$1,609	(1) (3) (6)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	1,237	1,206	1,248	(1) (3) (6)
Total Preferred Stock				2,711	2,857
Common Stock - 0.47%
WhiteWater Holding Company LLC	Diversified Consumer Services	12/21/21	2,700	$270	$284	(1) (3) (6)
Total Common Stock				270	284
Warrants - 0.42%
CloudBees, Inc.	Software	11/24/21	38,977	$216	$256	(1) (3) (6)
Total Warrants				216	256
Investments in Affiliated Money Market Fund - 13.15%
Goldman Sachs Financial Square Government Fund - Institutional Shares			7,973,000	$7,973	$7,973	^^^ (7)
Total Investments in Affiliated Money Market Fund				7,973	7,973
Total Investments - 83.79%				$50,562	$50,810

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of March 31, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 2.10%, 1.47%, 0.96% and 0.45%, respectively. As of March 31, 2022, 1 month SOFR was 0.16%, 3 month SOFR was 0.09% and P was 3.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2022.

(++)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Great British Pound ("GBP").

#	Percentages are based on net assets.
^^^	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions.”
(1)

Represent co-investments made with in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions.”

(2)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022 the aggregate fair value of these securities is $1,792 or 2.68% of the Company’s total assets.

(3)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement.”
(4)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies.”

(5)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities.” As of March 31, 2022, the aggregate fair value of these securities is $3,397 or 5.60% of the Company's net assets. The initial acquisition dates have been included for such securities.

(6)	Non-income producing security.
(7)	The annualized seven-day yield as of March 31, 2022 is 0.24%.
PIK -	Payment-In-Kind

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2021

(in thousands, except share and per share amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 98.09%
Bigchange Group Limited	Software	7.00%	S + 6.00%	1.00%	12/23/26	GBP 1,400	$1,841	$1,857	(1) (2)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/23/26	GBP 100	—	—	(1) (2) (3)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/23/26	GBP 280	(7)	(8)	(1) (2) (3)
Businessolver.com, Inc.	Health Care Technology	6.50%	L + 5.75%	0.75%	12/01/27	$2,179	2,157	2,157	(1)
Businessolver.com, Inc.	Health Care Technology		L + 5.75%	0.75%	12/01/27	587	(3)	(3)	(1) (3)
Checkmate Finance Merger Sub, LLC	Entertainment	7.50%	L + 6.50%	1.00%	12/31/27	3,666	3,593	3,593	(1)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	1.00%	12/31/27	367	(7)	(7)	(1) (3)
CloudBees, Inc.	Software	8.00%	L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	3,268	3,060	3,203	(1)
CloudBees, Inc.	Software		L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	1,510	(67)	—	(1) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software	6.25%	L + 5.50%	0.75%	12/01/28	4,947	4,934	4,934	(1)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/02/27	550	(1)	(1)	(1) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/01/28	1,718	(2)	(2)	(1) (3)
HealthEdge Software, Inc.	Health Care Technology	7.25%	L + 6.25%	1.00%	04/09/26	4,100	4,019	4,018	(1)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	590	—	—	(1) (3)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	400	(8)	(8)	(1) (3)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	1,100	(11)	(11)	(1) (3)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	12/15/27	1,208	1,184	1,184	(1)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	12/15/27	259	3	4	(1) (3)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	2,014	1,974	1,973	(1)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	2,037	988	998	(1) (3)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	349	51	51	(1) (3)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	08/28/24	3,255	—	—	(1) (3)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	08/28/24	278	—	—	(1) (3)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	08/28/24	278	—	—	(1) (3)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.50%	L + 5.75%	0.75%	12/21/27	2,045	2,004	2,004	(1)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.50%	L + 5.75%	0.75%	12/21/27	682	498	496	(1) (3)
WhiteWater Holding Company LLC	Diversified Consumer Services		L + 5.75%	0.75%	12/21/27	270	(5)	(5)	(1) (3)
WhiteWater Holding Company LLC	Diversified Consumer Services		L + 5.75%	0.75%	12/21/27	682	(7)	(14)	(1) (3)
Total 1st Lien/Senior Secured Debt							26,188	26,413

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2021 (continued)

(in thousands, except share and per share amounts)

Investment #	Industry	Initial Acquisition Date(4)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 10.07%
CloudBees, Inc.	Software	11/24/21	134,557	$1,505	$1,505	(1) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	1,237	1,206	1,206	(1) (5)
Total Preferred Stock				2,711	2,711
Common Stock - 1.00%
WhiteWater Holding Company LLC	Diversified Consumer Services	12/21/21	2,700	$270	$270	(1) (5)
Total Common Stock				270	270
Warrants - 0.80%
CloudBees, Inc.	Software	11/24/21	38,977	$216	$216	(1) (5) (6)
Total Warrants				216	216
Investments in Affiliated Money Market Fund - 85.66%
Goldman Sachs Financial Square Government Fund - Institutional Shares			23,066,630	$23,067	$23,067	^^^ (7)
Total Investments in Affiliated Money Market Fund				23,067	23,067
Total Investments - 195.62%				$52,452	$52,677

The accompanying notes are part of these unaudited consolidated financial statements.

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

#	Percentages are based on net assets.
^^^	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions.”
(1)

Represent co-investments made with in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions.”

(2)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021 the aggregate fair value of these securities is $1,849 or 2.73% of the Company’s total assets.

(3)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 “Commitments and Contingencies.”

(4)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities.” As of December 31, 2021, the aggregate fair value of these securities is $3,197 or 11.87% of the Company's net assets. The initial acquisition dates have been included for such securities.

(5)	Non-income producing security.
(6)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement.”
(7)	The annualized seven-day yield as of December 31, 2021 is 0.03%.
PIK -	Payment-In-Kind

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien debt, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to The Goldman Sachs Group, Inc. (“GS Group Inc.”), together with GS & Co., GSAM and its other subsidiaries.

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

Following the end of the Investment Period, the Company will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or our anticipated expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the Investment Period, (ii) to fulfill investment commitments made or approved by the BDC investment committee of GSAM’s Private Credit (the “BDC Investment Committee”) prior to the expiration of the Investment Period, (iii) to engage in hedging transactions, or (iv) to make additional investments in existing portfolio companies, which may include new financings of such portfolio companies (each, an “Additional Investment”) (including transactions to hedge interest rate or currency risks related to an Additional Investment).

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2022. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2022 and December 31, 2021, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2022 and December 31, 2021, the Company held an aggregate cash balance of $14,522 and $13,564. Foreign currency of $167 and $185 (acquisition cost of $171 and $183) is included in cash as of March 31, 2022 and December 31, 2021.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the revolving credit facility with Bank of America, N.A (the “BoA Revolving Credit Facility”). These costs are amortized using the straight-line method over the respective term of the BoA Revolving Credit Facility. Deferred financing costs related to the BoA Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities.

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

For the three months ended March 31, 2022, Management Fees amounted to $71 and the Investment Adviser voluntarily waived $71. As of March 31, 2022, $0 remained payable.

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

For the three months ended March 31, 2022, Incentive Fees based on income amounted to $0. As of March 31, 2022, $0 remained payable. As of March 31, 2022, the Company accrued an Incentive Fee based on capital gains under GAAP of $12, which was not realized.

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

For the three months ended March 31, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $69. As of March 31, 2022, $116 remained payable.

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

For the three months ended March 31, 2022, the Company incurred expenses for services provided by the Transfer Agent of $16. As of March 31, 2022, $16 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$23,067	$13,414	$(28,508)	$—	$—	$7,973	$1
Total Non-Controlled Affiliates	$23,067	$13,414	$(28,508)	$—	$—	$7,973	$1
For the Year Ended December 31, 2021
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$33,387	$(10,320)	$—	$—	$23,067	$—
Total Non-Controlled Affiliates	$—	$33,387	$(10,320)	$—	$—	$23,067	$—

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of March 31, 2022 and December 31, 2021, there were $471 and $340, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted to the Investment Adviser and the BDCs advised by the Investment Adviser exemptive relief on which we expect to rely to co-invest with other funds managed by the Investment Adviser in a manner consistent with our investment, objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms certain other accounts in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. On March 15, 2022, the SEC published a notice of an application that is intended to supersede the Relief and, if granted, would permit limited additional flexibility for the Company to enter into co-investment transactions with proprietary accounts of Goldman Sachs (the “Application”). As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios as another client account managed by our Investment Adviser (collectively with the Company, the “Accounts”).

GSAM Private Credit comprises investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief and Application, if granted, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2022		December 31, 2021
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$39,392	$39,440	$26,188	$26,413
Preferred Stock	2,711	2,857	2,711	2,711
Common Stock	270	284	270	270
Warrants	216	256	216	216
Total investments	$42,589	$42,837	$29,385	$29,610

The industry composition of the Company’s investments at fair value and net assets was as follows:

	March 31, 2022		December 31, 2021
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	30.4%	21.5%	43.6%	48.0%
Health Care Technology	22.0	15.5	20.8	22.9
Diversified Financial Services	14.3	10.1	—	—
Health Care Providers & Services	10.8	7.7	4.0	4.4
Entertainment	8.4	5.9	12.1	13.3
Professional Services	7.1	5.0	10.2	11.2
Diversified Consumer Services	7.0	4.9	9.3	10.2
Commercial Services & Supplies	—	—	—	—
Total	100.0%	70.6%	100.0%	110.0%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2022	December 31, 2021
United States	95.8%	93.8%
United Kingdom	4.2	6.2
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$29,861	Discounted cash flows	Discount Rate	7.9% - 10.0%	8.9%
Equity
Preferred Stock	$2,857	Comparable multiples	EV/Revenue	8.9x - 15.4x	11.7x
Common Stock	284	Comparable multiples	EV/EBITDA(6)	—	18.6x
Warrants	256	Comparable multiples	EV/Revenue	—	8.9x
As of December 31, 2021
Equity
Warrants	$216	Comparable multiples	EV/Revenue	—	8.2x

(1)
As of March 31, 2022, included within Level 3 assets of $42,837 is an amount of $9,579 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $29,861 or 75.7% of Level 3 bank loans, corporate debt, and other debt obligations.
(2)
As of December 31, 2021, included within Level 3 assets of $29,610 is an amount of $29,394 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).
(3)
The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.
(4)
The range for an asset category consisting of a single investment is not meaningful and therefore has been excluded.
(5)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.
(6)
Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2022 and the market approach was used in the determination of fair value of certain Level 3 assets December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2022				December 31, 2021
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$39,440	$39,440	$—	$—	$26,413	$26,413
Preferred Stock	—	—	2,857	2,857	—	—	2,711	2,711
Common Stock	—	—	284	284	—	—	270	270
Warrants	—	—	256	256	—	—	216	216
Investments in Affiliated Money Market Fund	7,973	—	—	7,973	23,067	—	—	23,067
Total	$7,973	$—	$42,837	$50,810	$23,067	$—	$29,610	$52,677

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2022
1st Lien/Senior Secured Debt	$26,413	$13,195	$—	$(177)	$(26)	$35	$—	$—	$39,440	$(177)
Preferred Stock	2,711	—	—	146	—	—	—	—	2,857	146
Common Stock	270	—	—	14	—	—	—	—	284	14
Warrants	216	—	—	40	—	—	—	—	256	40
Total assets	$29,610	$13,195	$—	$23	$(26)	$35	$—	$—	$42,837	$23

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to an increase (decrease) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2022 and December 31, 2021, approximates its carrying value because the BoA Revolving Credit Facility has variable interest based on selected short term rates.

6. DEBT

On November 1, 2021, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2022 and December 31, 2021, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 1320% and 167%.

The Company’s outstanding debt was as follows:

	March 31, 2022			December 31, 2021
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
BoA Revolving Credit Facility(1)	$60,000	$54,990	$4,970	$60,000	$20,013	$40,030
Total debt	$60,000	$54,990	$4,970	$60,000	$20,013	$40,030

(1)

Provides, under certain circumstances, a total borrowing capacity of $300,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2022, the Company had outstanding borrowings denominated in USD of $3,000 and in GBP of £1,500. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $38,000 and in GBP of £1,500.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A. (“BoA”), as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $60,000 as of March 31, 2022. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is November 24, 2023.

Proceeds from the BoA Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

Under the BoA Revolving Credit Facility, we have the ability to elect either London InterBank Offered Rate (“LIBOR”) or the alternate base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the BoA Revolving Credit Facility is the prevailing LIBOR for one month plus 2.85% per annum or (B) an alternate base rate (the greater of (i) the Prime Rate plus 1.85%, (ii) the Federal Funds Rate plus 0.50% plus 1.85%, and (iii) the Adjusted LIBOR Rate plus 1.00%. The BoA Revolving Credit Facility contains customary benchmark replacement provisions. The Company pays a 0.35% annualized fee on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility.

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

Costs of $519 were incurred in connection with obtaining the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of March 31, 2022 and December 31, 2021, outstanding deferred financing costs were $429 and $423.

The below table presents the summary information of the BoA Revolving Credit Facility:

For the Three Months Ended March 31,
2022
Borrowing interest expense	$106
Facility fees	40
Amortization of financing costs	68
Total	$214
Weighted average interest rate	3.05%
Average outstanding balance	$14,157

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2022			December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$468,453	$406,116	13%	$189,014	$160,728	15%

Portfolio Company Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	March 31, 2022	December 31, 2021
1st Lien/Senior Secured Debt
Bigchange Group Limited	$499	$510
BSI3 Menu Buyer, Inc (dba Kydia)	249	—
Businessolver.com, Inc.	587	587
Checkmate Finance Merger Sub, LLC	367	367
CloudBees, Inc.	1,510	1,510
Coding Solutions Acquisition, Inc.	6,112	—
Governmentjobs.com, Inc. (dba NeoGov)	2,267	2,267
HealthEdge Software, Inc.	2,008	2,090
Millstone Medical Outsourcing, LLC	250	250
NFM & J, L.P. (dba the Facilities Group)	1,258	1,309
Qualawash Holdings, LLC	4,344	—
SpendMend, LLC	1,916	—
WebPT, Inc.	556	3,754
WhiteWater Holding Company LLC	883	1,124
Total	$22,806	$13,768
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

8. NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received
For the Three Months Ended March 31, 2022
March 16, 2022	1,823,817	$34,051
Total capital drawdowns	1,823,817	$34,051

Distributions

There were no distributions declared on the Company’s common stock for the three months ended March 31, 2022.

9. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

For the Three Months Ended March 31,
2022
Net increase (decrease) in net assets from operations	$(338)
Weighted average shares outstanding	1,761,808
Basic and diluted earnings (loss) per share	$(0.19)

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

For the Three Months Ended March 31,
2022
Per Share Data:(1)
NAV, beginning of period	$18.73
Net investment income (loss)	(0.24)
Net realized and unrealized gains (losses)(2)	0.10
Net increase (decrease) in net assets from operations(2)	$(0.14)
NAV, end of period	$18.59
Shares outstanding, end of period	3,261,391
Weighted average shares outstanding	1,761,808
Total return based on NAV(3)	(0.75%)
Supplemental Data/Ratio(4):
Net assets, end of period	$60,641
Ratio of net expenses to average net assets	13.33%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	10.65%
Ratio of interest and other debt expenses to average net assets	2.64%
Ratio of incentive fees to average net assets	0.04%
Ratio of total expenses to average net assets	14.21%
Ratio of net investment income to average net assets	(4.91%)
Portfolio turnover	0%

(1)
The per share data was derived by using the weighted average share outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per share for the applicable period.
(2)
The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns.
(3)
Calculated as the change in NAV per share during the period plus dividends declared per share, divided by the beginning NAV per share.
(4)
Ratios are annualized, except for, as applicable, unvested Incentive Fees and organization costs.

11. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Assets and Liabilities have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On April 8, 2022, the Company entered into subscription agreement with investors providing additional capital commitments of $40,559. When combined with prior capital commitments made to the Company, the total capital commitments are $509,012.

On May 2, 2022, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period April 1, 2022 through June 30, 2022, payable on or about July 28, 2022 to shareholders of record as of July 5, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Middle Market Lending Corp. II, unless otherwise specified. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to GS Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through March 31, 2022, we have originated $65.23 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that extend deeper in a borrower’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in such loan. In a number of instances, we may find another lender to provide the “first-out” portion of a unitranche loan while we retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to the payment of principal, interest and any other amounts due thereunder as compared to the “last-out” portion that we would continue to hold. In exchange for taking greater risk of loss, the “last-out” portion of the loan generally earns a higher interest rate than the “first-out” portion of the loan. We use the term “mezzanine” to refer to debt that ranks senior in right of payment only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as the Company) to accelerate indebtedness or negotiate terms and pricing. In the event of default, covenant-lite loans may recover less value than traditional loans as the lender may not have an opportunity to negotiate with the borrower prior to such default.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.” in our annual report on Form 10-K for the year ended December 31, 2021.

Impact of COVID-19 Pandemic

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the persistence of COVID-19 and the difficulty in predicting the next phase of the pandemic, our portfolio companies continue to face an uncertain operating environment. While the spread of the Omicron variant had waned considerably in many parts of the world by the end of the first quarter of 2022, some countries (most notably China) faced more challenging circumstances in trying to contain a surge in infections. Recovery from the economic effects of COVID-19 has continued to progress, but the possibility exists that our portfolio companies could encounter new or worsening business disruptions that may reduce, over time, the amount of interest and dividend income that we receive and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. The global economy remains vulnerable to the risk that new variants of COVID-19 could emerge, and we continue to closely monitor our exposures to industries that would be most negatively impacted if the COVID-19 pandemic were to intensify.

For further information about the risks associated with COVID-19, see “—Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021.

Impact of Russian Invasion of Ukraine

The Russian invasion of Ukraine has negatively affected the global economy and has resulted in significant disruptions in financial markets and increased macroeconomic uncertainty. In addition, governments around the world have responded to Russia’s invasion by imposing economic sanctions and export controls on certain industry sectors, companies and individuals in or associated with Russia. Russia has imposed its own restrictions against investors and countries outside Russia and has proposed additional measures aimed at non-Russian-owned businesses. Businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative effects of the war on the global economy. The escalation or continuation of the war between Russia and Ukraine or other hostilities presents heightened risks relating to cyber-attacks, the frequency and volume of failures to settle securities transactions, supply chain disruptions, inflation, as well as the potential for increased volatility in commodity, currency and other financial markets. The extent and duration of the war, sanctions and resulting market disruptions, as well as the potential adverse consequences for our portfolio companies are difficult to predict.

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

Our Investment Adviser will not be required to pay expenses of activities, which are primarily intended to result in sales of common stock, including all costs and expenses associated with the preparation and distribution of the Subscription Agreements.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$39.39	$39.44	$26.19	$26.41
Preferred Stock	2.71	2.86	2.71	2.71
Common Stock	0.27	0.28	0.27	0.27
Warrants	0.22	0.26	0.22	0.22
Total investments	$42.59	$42.84	$29.39	$29.61

The weighted average of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

As of
	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	7.5%	7.5%	7.4%	7.3%
Preferred Stock(3)	—	—	—	—
Common Stock(3)	—	—	—	—
Warrants(3)	—	—	—	—
Total Portfolio	7.0%	6.9%	6.6%	6.5%

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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2022	December 31, 2021
Number of portfolio companies	14	10
Percentage of performing debt bearing a floating rate(1)	100%		100%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.1x	5.9	x
Weighted average interest coverage(3)	3.0x	2.5	x
Median EBITDA(3)	$37.94 million	$32.32 million

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

As of March 31, 2022 and December 31, 2021, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 43.6% and 52.9% of total debt investments at fair value.

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

	As of
	March 31, 2022		December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	0.0%	$—	0.0%
Grade 2	42.84	100.0	29.61	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$42.84	100.0%	$29.61	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2022		December 31, 2021
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$42.59	100.0%	$29.39	100.0%
Non-accrual	—	—	—	—
Total Investments	$42.59	100.0%	$29.39	100.0%

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

The following table shows our investment activity by investment type(1):

For the Three Months Ended March 31,
2022
($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$22.22
Total	$22.22
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$0.02
Total	$0.02
Net increase in portfolio	$22.20
Number of new portfolio companies with new investment commitments	4
Total new investment commitment amount in new portfolio companies	$22.22
Average new investment commitment amount in new portfolio companies	$5.56
Number of existing portfolio companies with new investment commitments	—
Total new investment commitment amount in existing portfolio companies	$—
Weighted average remaining term for new investment commitments (in years)(2)	5.2
Percentage of new debt investment commitments at floating interest rates	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%
Weighted average yield on new debt and income producing investment commitments(4)	7.2%
Weighted average yield on new investment commitments(5)	7.2%
Weighted average yield on debt and income producing investments sold or repaid(6)	7.0%
Weighted average yield on investments sold or repaid(7)	7.0%

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
(6)
Computed based on (a) the annual actual interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are non-accrual.
(7)
Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments.

RESULTS OF OPERATIONS

We commenced investment operations on October 29, 2021. As a result, comparisons to the prior period are not meaningful. Our operating results for the three months ended March 31, 2022 were as follows:

For the Three Months Ended March 31,
2022
($ in millions)
Total investment income	$0.68
Net expenses	(1.10)
Net investment income (loss)	(0.42)
Net unrealized appreciation (depreciation) on investments	0.02
Net realized and unrealized gain (losses) on translations and transactions	0.06
Net realized and unrealized gains (losses)	0.08
Net increase (decrease) in net assets from operations	$(0.34)

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

For the Three Months Ended March 31,
2022
($ in millions)
Interest income	$0.64
Payment-in-kind income	0.02
Other income	0.02
Dividend income (1)	—
Total investment income	$0.68
(1)
Amount rounds to less than $0.00 million.

Investment income for the three months ended March 31, 2022 was driven by our deployment of capital and increasing invested balance.

Expenses

For the Three Months Ended March 31,
2022
($ in millions)
Interest and other debt expenses	$0.21
Incentive fees	0.01
Management fees	0.07
Directors’ fees	0.12
Professional fees	0.15
Directors’ and officers’ liability insurance	0.15
Offering costs	0.25
Other general and administrative expenses	0.21
Total expenses	1.17
Management fee waiver	(0.07)
Net Expenses	$1.10

In the table above:

•
Interest and other debt expenses for the three months ended March 31, 2022 was $0.21 million related to the BoA Revolving Credit Facility.
•
For the three months ended March 31, 2022, management fees amounted to $0.07 million and the Investment Adviser voluntarily waived $0.07 million.
•
We have incurred expenses related to the continuous offering of our shares. For the three months ended March 31, 2022, we incurred offering costs of $0.25 million.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

For the Three Months Ended March 31,
2022
($ in millions)
Unrealized appreciation	$0.17
Unrealized depreciation	(0.15)
Net change in unrealized appreciation (depreciation) on investments	$0.02

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31,
2022
($ in millions)
Portfolio Company:
CloudBees, Inc.	$0.10
Governmentjobs.com, Inc. (dba NeoGov)	0.04
WhiteWater Holding Company LLC	0.01
Checkmate Finance Merger Sub, LLC	0.01
BSI3 Menu Buyer, Inc (dba Kydia)	0.01
Millstone Medical Outsourcing, LLC	(0.01)
Other, net(1)	(0.01)
Coding Solutions Acquisition, Inc.	(0.01)
NFM & J, L.P. (dba the Facilities Group)	(0.02)
HealthEdge Software, Inc.	(0.03)
Bigchange Group Limited	(0.07)
Total	$0.02
(1)
Includes gross unrealized appreciation of $0.00 million and gross unrealized depreciation of $(0.01) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our BoA Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the BoA Revolving Credit Facility) was 1320% and 167%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2022			December 31, 2021
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$468.45	$406.12	13%	$189.01	$160.73	15%

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2022
March 16, 2022	1,823,817	$34.05
Total capital drawdowns	1,823,817	$34.05

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2022:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility(1)	$4.97	$—	$4.97	$—	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2022, the Company had outstanding borrowings denominated in USD of $3.00 million and in GBP of £1.50 million.

Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A. (“BoA”), as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender.

Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the maximum principal amount of the BoA Revolving Credit Facility was $60.00 million as of March 31, 2022. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is November 24, 2023.

Under the BoA Revolving Credit Facility, we have the ability to elect either London InterBank Offered Rate (“LIBOR”) or the alternate base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the BoA Revolving Credit Facility is the prevailing LIBOR for one month plus 2.85% per annum or (B) an alternate base rate (the greater of (i) the Prime Rate plus 1.85%, (ii) the Federal Funds Rate plus 0.50% plus 1.85%, and (iii) the Adjusted LIBOR Rate plus 1.00%. The BoA Revolving Credit Facility contains certain customary benchmark replacement provisions. We pay a 0.35% annualized fee on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility.

For further details, see Note 6 “Debt – BoA Revolving Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2022, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	March 31, 2022	December 31, 2021
	(in millions)	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$22.81	$13.77
Total	$22.81	$13.77

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

RECENT DEVELOPMENTS

On April 8, 2022, we entered into subscription agreements with investors providing additional capital commitments of $40.56 million. When combined with prior capital commitments made to us, the total capital commitments are $509.01 million.

On May 2, 2022, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per share, including net investment income (if positive) for the period April 1, 2022 through June 30, 2022, payable on or about July 28, 2022 to shareholders of record as of July 5, 2022.

As of the date of this report, the BDC Investment Committee (as defined below) consisted of the following voting members: Alex Chi, Michael Mastropaolo, David Miller, James Reynolds, Kevin Sterling, Jordan Walter, and David Yu, along with members from Goldman Sachs’s Compliance, Legal, Tax, and Controllers divisions: Josh Bouaziz, Hristo Dimitrov, Craig Farber, and Stanley Matuszewski.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2022 and December 31, 2021, on a fair value basis, 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the BoA Revolving Credit Facility bears interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2022 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2022 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$0.96	$(0.14)	$0.82
Up 200 basis points	0.61	(0.09)	0.52
Up 100 basis points	0.26	(0.05)	0.21
Up 75 basis points	0.17	(0.03)	0.14
Up 50 basis points	0.09	(0.02)	0.07
Up 25 basis points	0.03	(0.01)	0.02
Down 25 basis points	(0.01)	0.01	-
Down 50 basis points	(0.01)	0.02	0.01
Down 75 basis points	(0.01)	0.02	0.01
Down 100 basis points	(0.02)	0.02	-
Down 200 basis points	(0.03)	0.02	(0.01)
Down 300 basis points	(0.03)	0.02	(0.01)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 4, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Market Developments and General Business Environment

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme disruption since the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of uncertainty regarding the COVID-19 pandemic, the fluctuating price of commodities such as oil, and Russia’s military invasion of Ukraine. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic, Russia’s military invasion of Ukraine and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets, such as disruptions in economic activity caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic and Russia’s military invasion of Ukraine, create and exacerbate risks.

The COVID-19 pandemic has created disruptions in supply chains and economic activity, contributed to labor difficulties and is having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, which may in the future adversely affect our financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will negatively affects our financial condition, liquidity and results of operations will depend on future developments, including the emergence of new variants of COVID-19 and the effectiveness of vaccines and treatments over the long term and against new variants, which are highly uncertain and cannot be predicted.

While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved, certain of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic have persisted, including (i) relatively weak consumer confidence; (ii) low levels of the federal funds rate and yields on U.S. Treasury securities which, at times, were near zero; (iii) ongoing heightened credit risk with regard to industries that have been most severely impacted by the pandemic, including, at times, oil and gas, gaming and lodging, and airlines; (iv) higher cyber security, information security and operational risks; and (v) interruptions in the supply chain that have adversely affected many businesses and have contributed to higher rates of inflation.

Depending on the duration and severity of the pandemic going forward, as well as the effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) the decline in value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act, (v) our ability to maintain our distributions at their current level or to pay them at all, or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. See “—The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.”

Governmental authorities worldwide have taken measures to stabilize the markets and support economic growth. The continued success of these measures is unknown, and they may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity.

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

In addition, Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The duration of hostilities and the vast array of sanctions and related events (including cyberattacks and espionage) cannot be predicted. Those events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. See “— Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic and Russia’s military invasion of Ukraine, create and exacerbate risks.” Any market disruptions as a result of such acts could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of a majority of our Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the Investment Company Act. If this is the only reason such person is our affiliate, we are generally prohibited from buying any asset from, or selling any asset (other than our capital stock) to, such affiliate, absent the prior approval of such directors. The Investment Company Act also prohibits “joint” transactions with an affiliate, which could include joint investments in the same portfolio company, without approval of our Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

In certain circumstances, we can make negotiated co-investments pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted to the Investment Adviser and the BDCs advised by the Investment Adviser exemptive relief on which we rely to co-invest with other funds managed by the Investment Adviser in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. On March 15, 2022, the SEC published a notice of an application that is intended to supersede the Relief and, if granted, would permit limited additional flexibility for the Company to enter into co-investment transactions with proprietary accounts of Goldman Sachs (the “Application”). As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios of the Accounts. There can be no assurance when any such order will be obtained or that one will be obtained at all.

Our Business and Structure

Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of our investment committee (“BDC Investment Committee”) and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. Certain of these individuals could have obligations to investors in other Accounts, the fulfillment of which is not in our best interests or the best interests of our stockholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other Accounts. In addition, GSAM and its affiliates also manage other Accounts, and expect to manage other vehicles or accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and the Accounts.

As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios of the Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. If we are unable to rely on our exemptive relief for a particular opportunity, when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

Our Investments

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation, such as current inflation related to global supply chain disruptions. Recent inflationary pressures have increased the cost of energy and raw materials and may adversely affect consumer spending, economic growth and our portfolio companies’ operations. If our portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. It is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. On March 5, 2021, the Financial Conduct Authority and ICE Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings ceased to be published as of December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months U.S. dollar (“USD”) LIBOR settings will cease after June 30, 2023. To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month USD LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

The U.S. Federal Reserve raised interest rates in March 2022, the first rate increase since 2018, and suggested additional interest rate increases throughout 2022. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

A change in the general level of interest rates can be expected to lead to a change in the interest rates we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold in the Investment Management Agreement and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to the portion of the Incentive Fee based on income.

Many of our portfolio securities do not have a readily available market price, and we value these securities at fair value as determined in good faith under procedures adopted by our Board, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by our Board of Directors. Our Board of Directors utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) in determining the fair value of a portion of the securities in our portfolio. Investment professionals from our Investment Adviser also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets and also because our Investment Adviser is receiving a performance-based Incentive Fee.

In addition, the Investment Adviser may value an identical asset differently than Goldman Sachs, another division or unit within Goldman Sachs or another Account values the asset, including because Goldman Sachs, such other division or unit or Account has information or uses valuation techniques and models that it does not share with, or that are different than those of, the Investment Adviser or the Company. These valuation differences for the same asset can result in significant differences in the treatment of such asset by the Investment Adviser, Goldman Sachs, and other divisions or units of Goldman Sachs, and/or among Accounts (e.g., with respect to an asset that is a loan, there can be differences when it is determined that such loan is deemed to be on nonaccrual status and/or in default).

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

On December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the Investment Company Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the Investment Company Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The new rule went into effect on March 8, 2021 and has a compliance date of September 8, 2022. We will continue to review the new rule and its impact on us and our valuation policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2022
March 16, 2022	1,823,817	$34.05
Total capital drawdowns	1,823,817	$34.05

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1	Form of Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56369), filed on November 22, 2021).

3.2	Form of Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 1 to Form 10 (File No. 000-56369), filed on January 13, 2022).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Date: May 10, 2022	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and co-President
(Co-Principal Executive Officer)

Date: May 10, 2022	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and co-President
(Co-Principal Executive Officer)

Date: May 10, 2022	/s/ Carmine Rossetti
Name: Carmine Rossetti
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)