Form 10-Q
period 2022-06-30
Goldman Sachs Middle Market Lending Corp. II
filed 2022-08-09
CIK 1865174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 9, 2022 was 4,118,321.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the COVID-19 pandemic or any future pandemic or epidemic;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022 (Unaudited)	2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $85,030 and $29,385)	$84,590	$29,610
Investments in affiliated money market fund (cost of $— and $23,067)	—	23,067
Cash	18,753	13,564
Interest and dividends receivable	491	55
Deferred financing costs	653	423
Deferred offering costs	270	447
Other assets	255	460
Total assets	$105,012	$67,626
Liabilities
Debt	$43,826	$40,030
Interest and other debt expenses payable	121	37
Incentive fees payable	—	31
Directors’ fees payable	26	—
Accrued expenses and other liabilities	909	600
Total liabilities	$44,882	$40,698
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized and no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 3,261,391 and 1,437,574 shares issued and outstanding as of June 30, 2022 and December 31, 2021)	3	1
Paid-in capital in excess of par	61,268	27,219
Distributable earnings (loss)	(1,141)	(292)
Total net assets	$60,130	$26,928
Total liabilities and net assets	$105,012	$67,626
Net asset value per share	$18.44	$18.73

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,066	$1,710
Payment-in-kind income	21	41
Other income	33	49
From non-controlled affiliated investments:
Dividend income	5	6
Total investment income	$1,125	$1,806
Expenses:
Interest and other debt expenses	$217	$431
Incentive fees	(43)	(31)
Management fees	122	193
Directors’ fees	122	242
Professional fees	241	393
Directors’ and officers’ liability insurance	152	302
Offering costs	204	455
Other general and administrative expenses	188	385
Total expenses	$1,203	$2,370
Management fee waiver	(122)	(193)
Net expenses	$1,081	$2,177
Net investment income (loss)	$44	$(371)
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Foreign currency transactions	$(1)	$(1)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(688)	(665)
Foreign currency translations	134	188
Net realized and unrealized gains (losses)	$(555)	$(478)
Net increase (decrease) in net assets from operations	$(511)	$(849)
Weighted average shares outstanding	3,261,391	2,515,742
Net investment income (loss) per share (basic and diluted)	$0.01	$(0.15)
Earnings (loss) per share (basic and diluted)	$(0.16)	$(0.34)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022

Net assets at beginning of period	$60,641	$26,928
Increase (decrease) in net assets from operations:
Net investment income (loss)	$44	$(371)
Net realized gain (loss)	(1)	(1)
Net change in unrealized appreciation (depreciation)	(554)	(477)
Net increase (decrease) in net assets from operations	$(511)	$(849)
Capital transactions:
Issuance of common shares	$—	$34,051
Net increase in net assets from capital transactions	$—	$34,051
Total increase (decrease) in net assets	$(511)	$33,202
Net assets at end of period	$60,130	$60,130

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statement of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

For the Six Months Ended
June 30, 2022

Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$(849)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(55,857)
Payment-in-kind interest capitalized	(41)
Investments in affiliated money market fund, net	23,067
Proceeds from sales of investments and principal repayments	344
Net change in unrealized (appreciation) depreciation on investments	665
Net change in unrealized (appreciation) depreciation on foreign currency translation	16
Amortization of premium and accretion of discount, net	(91)
Amortization of deferred financing costs	145
Amortization of deferred offering costs	455
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(436)
(Increase) decrease in other assets	205
Increase (decrease) in interest and other debt expenses payable	84
Increase (decrease) in incentive fees payable	(31)
Increase (decrease) in directors’ fees payable	26
Increase (decrease) in accrued expenses and other liabilities	218
Net cash provided by (used for) operating activities	$(32,080)
Cash flows from financing activities:
Proceeds from issuance of common stocks	$34,051
Offering costs paid	(187)
Financing costs paid	(375)
Borrowings on debt	55,796
Repayments of debt	(52,000)
Net cash provided by (used for) financing activities	$37,285
Net increase (decrease) in cash	5,205
Effect of foreign exchange rate changes on cash and cash equivalents	(16)
Cash, beginning of period	13,564
Cash, end of period	$18,753
Supplemental and non-cash activities
Interest expense paid	$144

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2022

(in thousands, except share and per share amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 135.47%
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	7.63%	S + 6.00%	0.75%	05/08/28	$7,680	$7,530	$7,526	(1)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	0.75%	05/08/28	740	(14)	(15)	(1) (2)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	0.75%	05/08/28	2,070	(20)	(21)	(1) (2)
Bigchange Group Limited	Software	7.00%	S + 6.00%	1.00%	12/23/26	GBP 1,400	1,845	1,670	(1) (3) (4)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/23/26	GBP 100	—	(2)	(1) (2) (3) (4)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/23/26	GBP 280	(7)	(7)	(1) (2) (3) (4)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	7.64%	S + 6.00%	0.75%	01/25/28	6,228	6,126	6,057	(1) (4)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	0.75%	01/25/28	249	(4)	(7)	(1) (2) (4)
Businessolver.com, Inc.	Health Care Technology	8.00%	L + 5.75%	0.75%	12/01/27	2,173	2,153	2,152	(1) (4)
Businessolver.com, Inc.	Health Care Technology		L + 5.75%	0.75%	12/01/27	587	(3)	(6)	(1) (2) (4)
Checkmate Finance Merger Sub, LLC	Entertainment	8.75%	L + 6.50%	1.00%	12/31/27	3,657	3,589	3,593	(1) (4)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	1.00%	12/31/27	367	(7)	(6)	(1) (2) (4)
CloudBees, Inc.	Software	8.67%	L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	3,310	3,119	3,252	(1) (4)
CloudBees, Inc.	Software		L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	1,510	(60)	(26)	(1) (2) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	7.07%	S + 5.75%	0.75%	05/11/28	4,314	4,230	4,228	(1)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	0.75%	05/11/28	615	(12)	(12)	(1) (2)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	0.75%	05/11/28	1,294	(13)	(13)	(1) (2)
EDB Parent, LLC (dba Enterprise DB)	Software		S + 6.00%	0.75%	07/07/28	9,434	—	—	(1) (2)
EDB Parent, LLC (dba Enterprise DB)	Software		S + 6.00%	0.75%	07/07/28	2,483	—	—	(1) (2)
EDB Parent, LLC (dba Enterprise DB)	Software		S + 6.00%	0.75%	07/07/28	828	—	—	(1) (2)
Governmentjobs.com, Inc. (dba NeoGov)	Software	7.17%	L + 5.50%	0.75%	12/01/28	4,934	4,923	4,848	(1) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/02/27	550	(1)	(10)	(1) (2) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/01/28	1,718	(2)	(30)	(1) (2) (4)
HealthEdge Software, Inc.	Health Care Technology	9.00%	L + 7.00%	1.00%	04/09/26	4,100	4,027	4,008	(1) (4)
HealthEdge Software, Inc.	Health Care Technology	9.00%	L + 7.00%	1.00%	04/09/26	590	170	157	(1) (2) (4)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	400	(7)	(9)	(1) (2) (4)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	1,100	(10)	(25)	(1) (2) (4)
iCIMS, Inc.	Software		L + 5.50%	1.00%	05/02/28	1,834	—	—	(1) (2)
iCIMS, Inc.	Software		L + 5.50%	1.00%	05/02/28	19,250	—	—	(1) (2)
Intelligent Medical Objects, Inc.	Health Care Technology	7.65%	S + 6.00%	0.75%	05/11/29	3,625	3,554	3,553	(1)
Intelligent Medical Objects, Inc.	Health Care Technology	7.24%	S + 6.00%	0.75%	05/11/28	400	32	32	(1) (2)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	0.75%	05/11/29	900	(9)	(9)	(1) (2)
Kaseya Inc.	IT Services	8.29%	S + 5.75%	0.75%	06/25/29	5,800	5,713	5,713	(1)
Kaseya Inc.	IT Services		S + 5.75%	0.75%	06/25/29	350	(3)	(3)	(1) (2)
Kaseya Inc.	IT Services		S + 5.75%	0.75%	06/25/29	350	(5)	(5)	(1) (2)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	7.40%	S + 6.00%	0.75%	06/01/28	6,859	6,724	6,722	(1)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	7.40%	S + 6.00%	0.75%	06/01/28	857	197	197	(1) (2)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services		S + 6.00%	0.75%	06/01/28	1,715	(17)	(17)	(1) (2)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	8.75%	P + 4.00%		12/15/27	1,205	1,182	1,181	(1) (4)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	8.75%	P + 4.00%		12/15/27	259	34	34	(1) (2) (4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	7.42%	L + 5.75%	1.00%	11/30/27	2,003	1,967	1,963	(1) (4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	7.30%	L + 5.75%	1.00%	11/30/27	2,031	1,123	1,112	(1) (2) (4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	7.15%	L + 5.75%	1.00%	11/30/27	349	46	45	(1) (2) (4)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	0.75%	06/01/29	8,400	—	—	(1) (2)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	0.75%	06/01/29	$970	$—	$—	(1) (2)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	0.75%	06/01/29	970	—	—	(1) (2)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	0.75%	06/01/27	600	—	—	(1) (2)
Qualawash Holdings, LLC	Commercial Services & Supplies	6.83%	L + 5.75%	1.00%	08/31/26	2,930	2,889	2,886	(1)
Qualawash Holdings, LLC	Commercial Services & Supplies	7.26%	L + 5.75%	1.00%	08/31/26	736	327	324	(1) (2)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.75%	1.00%	08/31/26	736	(10)	(6)	(1) (2)
Rubrik,Inc.	Software	8.19%	S + 6.50%	1.00%	06/10/27	11,126	10,905	10,903	(1)
Rubrik,Inc.	Software		S + 6.50%	1.00%	06/10/27	1,272	—	—	(1) (2)
SpendMend, LLC	Health Care Providers & Services	7.38%	S + 5.75%	1.00%	03/01/28	3,490	3,432	3,420	(1) (4)
SpendMend, LLC	Health Care Providers & Services	7.38%	S + 5.75%	1.00%	03/01/28	456	53	52	(1) (2) (4)
SpendMend, LLC	Health Care Providers & Services		S + 5.75%	1.00%	03/01/28	1,521	(13)	(30)	(1) (2) (4)
WebPT, Inc.	Health Care Technology	7.79%	L + 6.75%	1.00%	01/18/28	3,255	3,209	3,158	(1) (4)
WebPT, Inc.	Health Care Technology	8.46%	L + 6.75%	1.00%	01/18/28	278	52	47	(1) (2) (4)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	01/18/28	278	(2)	(8)	(1) (2) (4)
WhiteWater Holding Company LLC	Diversified Consumer Services	8.00%	L + 5.75%	0.75%	12/21/27	2,035	1,997	1,994	(1) (4)
WhiteWater Holding Company LLC	Diversified Consumer Services	8.00%	L + 5.75%	0.75%	12/21/27	679	666	665	(1) (4)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.99%	L + 5.75%	0.75%	12/21/27	682	174	168	(1) (2) (4)
WhiteWater Holding Company LLC	Diversified Consumer Services	7.39%	L + 5.75%	0.75%	12/21/27	270	64	63	(1) (2) (4)
Total 1st Lien/Senior Secured Debt							81,833	81,456

Investment #	Industry	Initial Acquisition Date(5)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 4.60%
CloudBees, Inc.	Software	11/24/21	134,557	$1,505	$1,483	(1) (4) (6)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	1,237	1,206	1,280	(1) (4) (6)
Total Preferred Stock				2,711	2,763
Common Stock - 0.47%
WhiteWater Holding Company LLC	Diversified Consumer Services	12/21/21	2,700	$270	$284	(1) (4) (6)
Total Common Stock				270	284
Warrants - 0.14%
CloudBees, Inc.	Software	11/24/21	38,977	$216	$87	(1) (4) (6)
Total Warrants				216	87
Total Investments - 140.68%				$85,030	$84,590

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of June 30, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 3.62%, 2.94%, 2.29% and 1.79%, respectively. As of June 30, 2022, 1 month S was 1.09%, 3 month S was 0.70% and P was 4.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2022.

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

(3)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022 the aggregate fair value of these securities is $1,661 or 1.58% of the Company’s total assets.

(4)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(5)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of June 30, 2022, the aggregate fair value of these securities is $3,134 or 5.21% of the Company's net assets. The initial acquisition dates have been included for such securities.

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

(Unaudited)

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

On October 4, 2021 ("Initial Closing Date"), the Company began accepting subscription agreements ("Subscription Agreements") from investors acquiring shares of its common stock of the Company in the Company's private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their capital commitment to purchase stock each time the Company delivers a drawdown notice. The final date on which the Company will accept Subscription Agreements will occur no later than twenty-four months following the Initial Closing Date (the “Final Closing Date”), provided that the board of directors of the Company (the “Board of Directors”) may extend the Final Closing Date by up to an additional six month period in its discretion.

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

An affiliate of the Investment Adviser made a capital commitment to the Company of $100 on October 29, 2021 and served as the Company’s sole initial member (the “Initial Member”). The Company cancelled the Initial Member’s interest in the Company on November 23, 2021, the first date on which investors (other than the Initial Member) made their initial capital contribution to purchase shares of the Company’s common stock (the “Initial Drawdown Date”).

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2022. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2022 and December 31, 2021, the Company did not have any investments on non-accrual status.

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
(2)
The Board of Directors also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of the Investment Adviser and the portfolio companies as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Board of Directors or the Audit Committee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;
(3)
The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Division. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2022 and December 31, 2021, the Company held an aggregate cash balance of $18,753 and $13,564. Foreign currency of $138 and $185 (acquisition cost of $153 and $183) is included in cash as of June 30, 2022 and December 31, 2021.

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

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities, if any, are included with the net change in unrealized gains (losses) on foreign currency translations on the Consolidated Statements of Operations.

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

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties under expenses in the Consolidated Statements of Operations.

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

For the three and six months ended June 30, 2022, Management Fees amounted to $122 and $193 and the Investment Adviser voluntarily waived $122 and $193.

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

For the three and six months ended June 30, 2022, Incentive Fees based on income amounted to $0 and $0. For the three and six months ended June 30, 2022, the Company accrued an Incentive Fee based on capital gains under GAAP of $(43) and $(31), which was not realized.

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

For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $71 and $140. As of June 30, 2022, $187 remained payable.

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

For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $23 and $39. As of June 30, 2022, $23 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$23,067	$24,471	$(47,538)	$—	$—	$—	$6
Total Non-Controlled Affiliates	$23,067	$24,471	$(47,538)	$—	$—	$—	$6
For the Year Ended December 31, 2021
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$33,387	$(10,320)	$—	$—	$23,067	$—
Total Non-Controlled Affiliates	$—	$33,387	$(10,320)	$—	$—	$23,067	$—

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2022 and December 31, 2021, there were $491 and $340, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

The Goldman Sachs Asset Management Private Credit (“GSAM Private Credit”) team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief and Application, if granted, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2022		December 31, 2021
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$81,833	$81,456	$26,188	$26,413
Preferred Stock	2,711	2,763	2,711	2,711
Common Stock	270	284	270	270
Warrants	216	87	216	216
Total investments	$85,030	$84,590	$29,385	$29,610

The industry composition of the Company’s investments at fair value and net assets was as follows:

	June 30, 2022		December 31, 2021
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	27.7%	39.0%	43.6%	48.0%
Diversified Financial Services	24.2	34.0	—	—
Health Care Technology	15.4	21.7	20.8	22.9
Health Care Providers & Services	10.5	14.7	4.0	4.4
IT Services	6.7	9.5	—	—
Entertainment	4.2	6.0	12.1	13.3
Commercial Services & Supplies	3.8	5.3	—	—
Diversified Consumer Services	3.8	5.3	9.3	10.2
Professional Services	3.7	5.2	10.2	11.2
Total	100.0%	140.7%	100.0%	110.0%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2022	December 31, 2021
United States	98.0%	93.8%
United Kingdom	2.0	6.2
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$39,473	Discounted cash flows	Discount Rate	8.9% - 10.7%	9.6%
Equity
Preferred Stock	$1,280	Comparable multiples	EV/EBITDA(6)	—	28.2x
	$1,483	Comparable multiples	EV/Revenue	—	5.1x
Common Stock	284	Comparable multiples	EV/EBITDA(6)	—	19.6x
Warrants	87	Comparable multiples	EV/Revenue	—	5.1x
As of December 31, 2021
Equity
Warrants	$216	Comparable multiples	EV/Revenue	—	8.2x

(1)
As of June 30, 2022, included within Level 3 assets of $84,590 is an amount of $41,983 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $39,473 or 48.5% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2022 and the market approach was used in the determination of fair value of certain Level 3 assets December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2022				December 31, 2021
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$81,456	$81,456	$—	$—	$26,413	$26,413
Preferred Stock	—	—	2,763	2,763	—	—	2,711	2,711
Common Stock	—	—	284	284	—	—	270	270
Warrants	—	—	87	87	—	—	216	216
Investments in Affiliated Money Market Fund	—	—	—	—	23,067	—	—	23,067
Total	$—	$—	$84,590	$84,590	$23,067	$—	$29,610	$52,677

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2022
1st Lien/Senior Secured Debt	$26,413	$55,898	$—	$(602)	$(344)	$91	$—	$—	$81,456	$(602)
Preferred Stock	2,711	—	—	52	—	—	—	—	2,763	52
Common Stock	270	—	—	14	—	—	—	—	284	14
Warrants	216	—	—	(129)	—	—	—	—	87	(129)
Total assets	$29,610	$55,898	$—	$(665)	$(344)	$91	$—	$—	$84,590	$(665)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2022 and December 31, 2021, approximates its carrying value because the BoA Revolving Credit Facility has variable interest based on selected short term rates.

6. DEBT

On November 1, 2021, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2022 and December 31, 2021, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 237% and 167%.

The Company’s outstanding debt was as follows:

	June 30, 2022			December 31, 2021
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
BoA Revolving Credit Facility(1)	$120,000	$76,500	$43,826	$60,000	$20,013	$40,030
Total debt	$120,000	$76,500	$43,826	$60,000	$20,013	$40,030

(1)

Provides, under certain circumstances, a total borrowing capacity of $300,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2022, the Company had outstanding borrowings denominated in USD of $42,000 and in GBP of £1,500. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $38,000 and in GBP of £1,500.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A. (“BoA”), as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $120,000 as of June 30, 2022. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is November 24, 2023.

Proceeds from the BoA Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

Under the BoA Revolving Credit Facility, we have the ability to elect either LIBOR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the BoA Revolving Credit Facility is the prevailing LIBOR for one month plus 2.85% per annum or (B) an alternate base rate (the greatest of (i) the Prime Rate plus 1.85%, (ii) the Federal Funds Rate plus 0.50% plus 1.85%, and (iii) Adjusted LIBOR Rate plus 1.00%). The BoA Revolving Credit Facility contains customary benchmark replacement provisions. The Company pays a 0.35% annualized fee on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility.

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

Costs of $820 were incurred in connection with obtaining the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of June 30, 2022 and December 31, 2021, outstanding deferred financing costs were $653 and $423.

The below table presents the summary information of the BoA Revolving Credit Facility:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022
Borrowing interest expense	$84	$191
Facility fees	55	95
Amortization of financing costs	78	145
Total	$217	$431
Weighted average interest rate	3.99%	3.40%
Average outstanding balance	$8,490	$11,308

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2022			December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$521,537	$459,199	12%	$189,014	$160,728	15%

Portfolio Company Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	June 30, 2022	December 31, 2021
1st Lien/Senior Secured Debt
Admiral Buyer, Inc. (dba Fidelity Payment Services)	$2,810	$—
Bigchange Group Limited	463	510
BSI3 Menu Buyer, Inc (dba Kydia)	249	—
Businessolver.com, Inc.	587	587
Checkmate Finance Merger Sub, LLC	367	367
CloudBees, Inc.	1,510	1,510
Coding Solutions Acquisition, Inc.	1,909	—
EDB Parent, LLC (dba Enterprise DB)	12,540	—
Governmentjobs.com, Inc. (dba NeoGov)	2,268	2,267
HealthEdge Software, Inc.	1,920	2,090
iCIMS, Inc.	20,715	—
Intelligent Medical Objects, Inc.	1,260	—
Kaseya Inc.	700	—
MerchantWise Solutions, LLC (dba HungerRush)	2,358	—
Millstone Medical Outsourcing, LLC	220	250
NFM & J, L.P. (dba the Facilities Group)	1,176	1,309
PDDS Holdco, Inc. (dba Planet DDS)	10,740	—
Qualawash Holdings, LLC	1,137	—
Rubrik,Inc.	1,272	—
SpendMend, LLC	1,916	—
WebPT, Inc.	500	3,754
WhiteWater Holding Company LLC	701	1,124
Total	$67,318	$13,768
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

8. NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received
For the Six Months Ended June 30, 2022
March 16, 2022	1,823,817	$34,051
Total capital drawdowns	1,823,817	$34,051

Distributions

The following table reflects the distributions declared on the Company’s common stocks:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2022
5/2/2022	7/5/2022	7/28/2022	$0.02

9. EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022
Net increase (decrease) in net assets from operations	$(511)	$(849)
Weighted average shares outstanding	3,261,391	2,515,742
Basic and diluted earnings (loss) per share	$(0.16)	$(0.34)

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

For the Six Months Ended
June 30, 2022
Per Share Data:(1)
NAV, beginning of period	$18.73
Net investment income (loss)	(0.15)
Net realized and unrealized gains (losses)(2)	(0.14)
Net increase (decrease) in net assets from operations(2)	$(0.29)
NAV, end of period	$18.44
Shares outstanding, end of period	3,261,391
Weighted average shares outstanding	2,515,742
Total return based on NAV(3)	(1.55%)
Supplemental Data/Ratio(4):
Net assets, end of period	$60,130
Ratio of net expenses to average net assets	9.45%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	7.66%
Ratio of interest and other debt expenses to average net assets	1.86%
Ratio of incentive fees to average net assets	(0.07%)
Ratio of total expenses to average net assets	10.28%
Ratio of net investment income to average net assets	(1.65%)
Portfolio turnover	1%

(1)
The per share data was derived by using the weighted average share outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per share for the applicable period.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of capital drawdowns and distributions.
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

On July 15, 2022, the Company delivered a capital drawdown notice to certain of its investors relating to the sale of 856,930 shares of common stock for an aggregate offering price of $15,811. The shares were issued on July 27, 2022.

On July 26, 2022, the Company entered into a first amendment (the “First Amendment”) to the BoA Revolving Credit Facility. The First Amendment replaces the LIBOR Rate with Term SOFR plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months or 0.25% for loans with an interest period of six months, as applicable, as the interest rate benchmark with respect to loans denominated in U.S. dollars.

On August 3, 2022, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period July 1, 2022 through September 30, 2022, payable on or about October 28, 2022 to shareholders of record as of October 3, 2022.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through June 30, 2022, we have originated $152.47 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Impact of COVID-19 Pandemic

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the persistence of COVID-19 and the difficulty in predicting the next phase of the pandemic, our portfolio companies continue to face an uncertain operating environment. While the spread of the Omicron variant had waned considerably in many parts of the world by the end of the second quarter of 2022, some countries (most notably China) faced more challenging circumstances in trying to contain a surge in infections. Recovery from the economic effects of COVID-19 has continued to progress, but the possibility exists that our portfolio companies could encounter new or worsening business disruptions that may reduce, over time, the amount of interest and dividend income that we receive and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. The global economy remains vulnerable to the risk that new variants of COVID-19 could emerge, and we continue to closely monitor our exposures to industries that would be most negatively impacted if the COVID-19 pandemic were to intensify.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$81.83	$81.46	$26.19	$26.41
Preferred Stock	2.71	2.76	2.71	2.71
Common Stock	0.27	0.28	0.27	0.27
Warrants	0.22	0.09	0.22	0.22
Total investments	$85.03	$84.59	$29.39	$29.61

The weighted average of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

As of
	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.2%	8.3%	7.4%	7.3%
Preferred Stock(3)	—	—	—	—
Common Stock(3)	—	—	—	—
Warrants(3)	—	—	—	—
Total Portfolio	7.9%	8.0%	6.6%	6.5%

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

As of June 30, 2022, the total portfolio weighted average yield measured at amortized cost and fair value was 7.9% and 8.0%, as compared to 6.6% and 6.5%, as of December 31, 2021. The increase in weighted average yield at amortized cost and fair value was primarily driven by rising interest rates, increased market volatility and widening of credit spreads.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2022		December 31, 2021
Number of portfolio companies	22		10
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	6.0	x	5.9	x
Weighted average interest coverage(3)	2.2	x	2.5	x
Median EBITDA(3)	$39.84 million		$32.32 million

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

As of June 30, 2022 and December 31, 2021, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 28.4% and 52.9% of total debt investments at fair value.

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

	As of
	June 30, 2022		December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	0.0%	$—	0.0%
Grade 2	84.59	100.0	29.61	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$84.59	100.0%	$29.61	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2022		December 31, 2021
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$85.03	100.0%	$29.39	100.0%
Non-accrual	—	—	—	—
Total Investments	$85.03	100.0%	$29.39	100.0%

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

The following table shows our investment activity by investment type(1):

For the Three Months Ended
June 30, 2022
($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$86.97
Total	$86.97
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$0.06
Total	$0.06
Net increase in portfolio	$86.91
Number of new portfolio companies with new investment commitments	8
Total new investment commitment amount in new portfolio companies	$86.97
Average new investment commitment amount in new portfolio companies	$10.87
Number of existing portfolio companies with new investment commitments	—
Total new investment commitment amount in existing portfolio companies	$—
Weighted average remaining term for new investment commitments (in years)(2)	6.0
Percentage of new debt investment commitments at floating interest rates	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%
Weighted average yield on new debt and income producing investment commitments(4)	8.7%
Weighted average yield on new investment commitments(5)	8.7%
Weighted average yield on debt and income producing investments sold or repaid(6)	7.6%
Weighted average yield on investments sold or repaid(7)	7.6%

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

RESULTS OF OPERATIONS

We commenced investment operations on October 29, 2021. Our operating results for the three and six months ended June 30, 2022 were as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022
	($ in millions)
Total investment income	$1.13	$1.81
Net expenses	(1.08)	(2.18)
Net investment income (loss)	0.05	(0.37)
Net unrealized appreciation (depreciation) on investments	(0.69)	(0.67)
Net realized and unrealized gain (losses) on translations and transactions	0.13	0.19
Net realized and unrealized gains (losses)	(0.56)	(0.48)
Net increase (decrease) in net assets from operations	$(0.51)	$(0.85)

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022
	($ in millions)
Interest income	$1.07	$1.71
Payment-in-kind income	0.02	0.04
Other income	0.03	0.05
Dividend income	0.01	0.01
Total investment income	$1.13	$1.81

Investment income for the three and six months ended June 30, 2022 was driven by our deployment of capital and increasing invested balance.

Expenses

Our expenses were as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022
	($ in millions)
Interest and other debt expenses	$0.22	$0.43
Incentive fees	(0.04)	(0.03)
Management fees	0.12	0.19
Directors’ fees	0.12	0.24
Professional fees	0.24	0.39
Directors’ and officers’ liability insurance	0.15	0.30
Offering costs	0.20	0.46
Other general and administrative expenses	0.19	0.39
Total expenses	1.20	2.37
Management fee waiver	(0.12)	(0.19)
Net Expenses	$1.08	$2.18

In the table above:

•
For the three and six months ended June 30, 2022, management fees amounted to $0.12 million and $0.19 million, respectively, and the Investment Adviser voluntarily waived $0.12 million and $0.19 million, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022
	($ in millions)
Unrealized appreciation	$0.01	$0.02
Unrealized depreciation	(0.70)	(0.68)
Net change in unrealized appreciation (depreciation) on investments	$(0.69)	$(0.67)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022
	($ in millions)
Portfolio Company:
Coding Solutions Acquisition, Inc.	$0.01	$—
WhiteWater Holding Company LLC	—	0.01
Checkmate Finance Merger Sub, LLC	—	0.01
HealthEdge Software, Inc.	(0.02)	(0.05)
Other, net(1)	(0.04)	(0.07)
WebPT, Inc.	(0.06)	(0.06)
BSI3 Menu Buyer, Inc (dba Kydia)	(0.07)	(0.07)
Governmentjobs.com, Inc. (dba NeoGov)	(0.08)	(0.04)
Bigchange Group Limited	(0.13)	(0.20)
CloudBees, Inc.	(0.30)	(0.20)
Total	$(0.69)	$(0.67)
(1)
For the three and six months ended June 30, 2022, other, net includes gross unrealized appreciation of $0.00 million, $0.00 million and gross unrealized depreciation of $(0.04) million, $(0.07) million

Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2022 was primarily driven by increased market volatility and widening credit spreads.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our BoA Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the BoA Revolving Credit Facility) was 237% and 167%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2022			December 31, 2021
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$521.54	$459.20	12%	$189.01	$160.73	15%

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2022
March 16, 2022	1,823,817	$34.05
Total capital drawdowns	1,823,817	$34.05

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2022:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility(1)	$43.83	$—	$43.83	$—	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2022, the Company had outstanding borrowings denominated in USD of $42.00 million and in GBP of £1.50 million.

Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A. (“BoA”), as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender.

Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the maximum principal amount of the BoA Revolving Credit Facility was $120.00 million as of June 30, 2022. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is November 24, 2023.

Under the BoA Revolving Credit Facility, we have the ability to elect either LIBOR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the BoA Revolving Credit Facility is the prevailing LIBOR for one month plus 2.85% per annum or (B) an alternate base rate (the greatest of (i) the Prime Rate plus 1.85%, (ii) the Federal Funds Rate plus 0.50% plus 1.85%, and (iii) Adjusted LIBOR) plus 1.00%. The BoA Revolving Credit Facility contains certain customary benchmark replacement provisions. We pay a 0.35% annualized fee on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility.

For further details, see Note 6 “Debt – BoA Revolving Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2022, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	June 30, 2022	December 31, 2021
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$67.32	$13.77
Total	$67.32	$13.77

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

Under newly adopted Rule 18f-4 under the Investment Company Act, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “Limited Derivatives User,” as defined under the new rule. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. The Company expects to qualify as a Limited Derivatives User and does not expect the new rule to have a material impact on its consolidated financial statements.

RECENT DEVELOPMENTS

On May 12, 2022, Carmine Rossetti notified us of his intention to resign from his position as our principal financial officer, Chief Financial Officer and Treasurer. Mr. Rossetti will cease serving as our principal financial officer, Chief Financial Officer and Treasurer, effective on or about August 10, 2022. In addition, on May 12, 2022, Mr. Rossetti also notified each of Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) and Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) of his intention to resign as the principal financial officer, Chief Financial Officer and Treasurer of GS BDC, GS PMMC and GS PMMC II, respectively, in each case effective on or about August 10, 2022. Mr. Rossetti’s resignation is not the result of any disagreement with us. To assist in an orderly transition, Mr. Rossetti will continue serving in his current role during the transition period.

On May 16, 2022, our board of directors appointed David Pessah, as Chief Financial Officer and Treasurer, effective on or about August 10, 2022. Mr. Pessah was also appointed as our principal financial officer, succeeding Mr. Rossetti, effective on or about August 10, 2022. Mr. Pessah will also continue to serve as our principal accounting officer. Mr. Pessah was also appointed as Chief Financial Officer, Treasurer and principal financial officer of GS BDC, GS PMMC and GS PMMC II, in each case effective on or about August 10, 2022.

On May 20, 2022, David Yu resigned from his position as our Executive Vice President and Head of Research, effective July 8, 2022. In addition, on May 20, 2022, Mr. Yu also resigned from his position as Executive Vice President and Head of Research of GS BDC, GS PMMC and GS PMMC II, in each case effective July 8, 2022. Mr. Yu’s resignation is not the result of any disagreement with us.

On July 15, 2022, we delivered a capital drawdown notice to certain of our investors relating to the sale of 856,930 shares of our common stock for an aggregate offering price of $15.81 million. The shares were issued on July 27, 2022.

On July 26, 2022, we entered into a first amendment (the “First Amendment”) to the BoA Revolving Credit Facility. The First Amendment replaces the LIBOR Rate with Term SOFR plus a credit spread adjustment of 0.10% for loans with an interest period of one month, 0.15% for loans with an interest period of three months or 0.25% for loans with an interest period of six months, as applicable, as the interest rate benchmark with respect to loans denominated in U.S. dollars.

On August 3, 2022, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per share, including net investment income (if positive) for the period July 1, 2022 through September 30, 2022, payable on or about October 28, 2022 to shareholders of record as of October 3, 2022.

As of the date of this report, the BDC Investment Committee (as defined below) consisted of the following voting members: Justin Betzen, Alex Chi, David Miller, James Reynolds, Kevin Sterling, and Greg Watts, along with members from Goldman Sachs’s Compliance, Legal, Tax, and Controllers divisions.

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

As of June 30, 2022 and December 31, 2021, on a fair value basis, 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the BoA Revolving Credit Facility bears interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2022 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2022 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$2.02	$(1.17)	$0.85
Up 200 basis points	1.35	(0.78)	0.57
Up 100 basis points	0.67	(0.39)	0.28
Up 75 basis points	0.51	(0.29)	0.22
Up 50 basis points	0.34	(0.19)	0.15
Up 25 basis points	0.17	(0.10)	0.07
Down 25 basis points	(0.17)	0.10	(0.07)
Down 50 basis points	(0.34)	0.19	(0.15)
Down 75 basis points	(0.51)	0.29	(0.22)
Down 100 basis points	(0.65)	0.39	(0.26)
Down 200 basis points	(0.81)	0.70	(0.11)
Down 300 basis points	(0.82)	0.70	(0.12)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2022, the U.S. Federal Reserve raised short term interest rates and has suggested additional interest rate increases may come. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

On December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the Investment Company Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the Investment Company Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The new rule went into effect on March 8, 2021 and has a compliance date of September 8, 2022. We intend to be in compliance with Rule 2a-5 under the Investment Company Act on or before such compliance date.

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
For the Six Months Ended June 30, 2022
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

10.1

Facility Increase Request, dated as of June 10, 2022, by and among Goldman Sachs Middle Market Lending Corp. II, as borrower, and Bank of America, N.A., as administrative agent, lead arranger, sole bookrunner, structuring agent, letter of credit issuer and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56369), filed on June 15, 2022).

10.2

First Amendment to Revolving Credit Agreement, dated as of July 26, 2022, by and among the Company, as Borrower and Bank of America, N.A., as the Administrative Agent, Lead Arranger, Sole Bookrunner, Structuring Agent, Letter of Credit Issuer, and a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56369), filed on July 29, 2022).

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

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Date: August 9, 2022	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 9, 2022	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 9, 2022	/s/ Carmine Rossetti
Name: Carmine Rossetti
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)