Form 10-Q
period 2022-09-30
Goldman Sachs Middle Market Lending Corp. II
filed 2022-11-08
CIK 1865174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 8, 2022 was 9,212,155.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2021, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
the impact of the coronavirus (“COVID-19”) pandemic or any future pandemic or epidemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
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
•
the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser of the Company;
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
•
our ability to maintain our status as a BDC and as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•
actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•
the ability of the Investment Adviser to attract and retain highly talented professionals;
•
the impact on our business from new or amended legislation or regulations, including the Inflation Reduction Act of 2022;
•
the availability of credit and/or our ability to access the equity and capital markets;
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.
•
the impact of inflation and the risk of recession on our portfolio companies;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022 (Unaudited)	2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $168,194 and $29,385)	$166,317	$29,610
Investments in affiliated money market fund (cost of $3,433 and $23,067)	3,433	23,067
Cash	13,716	13,564
Interest and dividends receivable	1,277	55
Deferred financing costs	541	423
Deferred offering costs	68	447
Other assets	10	460
Total assets	$185,362	$67,626
Liabilities
Debt	$69,804	$40,030
Interest and other debt expenses payable	239	37
Management fees payable	238	—
Incentive fees payable	—	31
Directors’ fees payable	12	—
Accrued expenses and other liabilities	699	600
Total liabilities	$70,992	$40,698
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized and no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 6,187,350 and 1,437,574 shares issued and outstanding as of September 30, 2022 and December 31, 2021)	6	1
Paid-in capital in excess of par	115,271	27,219
Distributable earnings (loss)	(907)	(292)
Total net assets	$114,370	$26,928
Total liabilities and net assets	$185,362	$67,626
Net asset value per share	$18.48	$18.73

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$2,648	$4,358
Payment-in-kind income	27	68
Other income	69	118
From non-controlled affiliated investments:
Dividend income	15	21
Total investment income	$2,759	$4,565
Expenses:
Interest and other debt expenses	$885	$1,316
Incentive fees	—	(31)
Management fees	238	431
Directors’ fees	123	365
Professional fees	236	629
Directors’ and officers’ liability insurance	153	455
Offering costs	274	729
Other general and administrative expenses	218	603
Total expenses	$2,127	$4,497
Management fee waiver	—	(193)
Net expenses	$2,127	$4,304
Net investment income	$632	$261
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Foreign currency transactions	$(151)	$(152)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(1,437)	(2,102)
Foreign currency translations	1,249	1,437
Net realized and unrealized gains (losses)	$(339)	$(817)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(5)	(5)
Net increase (decrease) in net assets from operations	$288	$(561)
Weighted average shares outstanding	4,146,018	3,065,139
Net investment income (loss) per share (basic and diluted)	$0.15	$0.09
Earnings (loss) per share (basic and diluted)	$0.07	$(0.18)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022

Net assets at beginning of period	$60,130	$26,928
Increase (decrease) in net assets from operations:
Net investment income	$632	$261
Net realized gain (loss)	(151)	(152)
Net change in unrealized appreciation (depreciation)	(188)	(665)
(Provision) benefit for unrealized appreciation/depreciation on investments	(5)	(5)
Net increase (decrease) in net assets from operations	$288	$(561)
Distributions to stockholders from:
Distributable earnings	$(54)	$(54)
Total distributions to stockholders	$(54)	$(54)
Capital transactions:
Issuance of common shares	$54,006	$88,057
Net increase in net assets from capital transactions	$54,006	$88,057
Total increase (decrease) in net assets	$54,240	$87,442
Net assets at end of period	$114,370	$114,370
Distributions per share	$0.02	$0.02

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statement of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

For the Nine Months Ended
September 30, 2022

Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$(561)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(145,429)
Payment-in-kind interest capitalized	(67)
Investments in affiliated money market fund, net	19,634
Proceeds from sales of investments and principal repayments	6,880
Net change in unrealized (appreciation) depreciation on investments	2,102
Net change in unrealized (appreciation) depreciation on foreign currency translation	4
Amortization of premium and accretion of discount, net	(194)
Amortization of deferred financing costs	266
Amortization of deferred offering costs	729
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(1,222)
(Increase) decrease in other assets	450
Increase (decrease) in interest and other debt expenses payable	194
Increase (decrease) in management fees payable	238
Increase (decrease) in incentive fees payable	(31)
Increase (decrease) in directors’ fees payable	12
Increase (decrease) in accrued expenses and other liabilities	88
Net cash provided by (used for) operating activities	$(116,907)
Cash flows from financing activities:
Proceeds from issuance of common stocks	$88,057
Offering costs paid	(339)
Distributions paid	(54)
Financing costs paid	(375)
Borrowings on debt	101,774
Repayments of debt	(72,000)
Net cash provided by (used for) financing activities	$117,063
Net increase (decrease) in cash	$156
Effect of foreign exchange rate changes on cash and cash equivalents	(4)
Cash, beginning of period	13,564
Cash, end of period	$13,716
Supplemental and non-cash activities
Interest expense paid	$742

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of September 30, 2022

(in thousands, except share and per share amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 137.15%
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	7.63%	S + 6.00%	05/08/28	$7,680	$7,535	$7,526	(1) (2)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	05/08/28	740	(14)	(15)	(1) (2) (3)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	05/08/28	2,070	(19)	(41)	(1) (2) (3)
Bigchange Group Limited	Software	7.54%	SN + 6.00%	12/23/26	GBP 1,400	1,846	1,532	(1) (2) (4)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP 100	—	(2)	(1) (2) (3) (4)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP 280	(7)	(6)	(1) (2) (3) (4)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	9.15%	S + 6.00%	01/25/28	6,228	6,129	6,057	(1) (2)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	01/25/28	249	(4)	(7)	(1) (2) (3)
Businessolver.com, Inc.	Health Care Technology	9.67%	L + 5.50%	12/01/27	2,168	2,149	2,146	(1) (2)
Businessolver.com, Inc.	Health Care Technology		L + 5.50%	12/01/27	587	(3)	(6)	(1) (2) (3)
Catalyst Merger Sub, Inc (dba Computer Services Inc.)	Software		S + 6.75%	08/20/29	15,867	—	—	(1) (3)
Checkmate Finance Merger Sub, LLC	Entertainment	10.17%	L + 6.50%	12/31/27	3,648	3,582	3,584	(1) (2)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	12/31/27	367	(6)	(6)	(1) (2) (3)
Clearcourse Partnership Acquireco Finance Limited	Software	9.44%	SN + 7.25%	07/25/28	GBP 11,025	12,959	12,002	(1) (4)
Clearcourse Partnership Acquireco Finance Limited	Software	8.94%	SN + 7.25%	07/25/28	GBP 9,975	3,204	3,283	(1) (3) (4)
CloudBees, Inc.	Software	9.71%	L + 7.00% (incl. 2.50% PIK)	11/24/26	3,331	3,149	3,273	(1) (2)
CloudBees, Inc.	Software	9.71%	L + 7.00% (incl. 2.50% PIK)	11/24/26	1,515	1,344	1,402	(1) (2) (3)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	8.78%	S + 5.75%	05/11/28	4,314	4,232	4,228	(1) (2)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	8.78%	S + 5.75%	05/11/28	615	81	80	(1) (2) (3)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	05/11/28	1,294	(12)	(26)	(1) (2) (3)
Coretrust Purchasing Group LLC	Diversified Financial Services	9.78%	S + 6.75%	10/01/29	13,269	12,871	12,871	(1)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29	1,932	(29)	(29)	(1) (3)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29	1,932	(58)	(58)	(1) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 6.75%	09/01/28	6,765	—	—	(1) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 6.75%	09/01/27	638	—	—	(1) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software	8.62%	L + 5.50%	12/01/28	4,922	4,911	4,836	(1) (2)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/02/27	550	(1)	(10)	(1) (2) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/01/28	1,718	(2)	(30)	(1) (2) (3)
HealthEdge Software, Inc.	Health Care Technology	10.48%	L + 7.00%	04/09/26	4,100	4,031	4,008	(1) (2)
HealthEdge Software, Inc.	Health Care Technology	10.48%	L + 7.00%	04/09/26	590	270	256	(1) (2) (3)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	400	(7)	(9)	(1) (2) (3)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	1,100	(9)	(25)	(1) (2) (3)
iCIMS, Inc.	Software	9.49%	S + 6.75%	08/18/28	17,885	17,577	17,572	(1)
iCIMS, Inc.	Software		S + 6.75%	08/18/28	4,751	—	—	(1) (3)
iCIMS, Inc.	Software		S + 6.75%	08/18/28	1,703	(29)	(30)	(1) (3)
Intelligent Medical Objects, Inc.	Health Care Technology	7.65%	S + 6.00%	05/11/29	3,625	3,556	3,553	(1) (2)
Intelligent Medical Objects, Inc.	Health Care Technology	8.72%	S + 6.00%	05/11/28	400	40	40	(1) (2) (3)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	05/11/29	900	(9)	(18)	(1) (2) (3)
Kaseya Inc.	IT Services	8.29%	S + 5.75%	06/25/29	5,800	5,716	5,742	(1) (2)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	350	(3)	(3)	(1) (2) (3)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	350	(5)	(4)	(1) (2) (3)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	9.70%	S + 7.00%	03/18/27	9,700	6,097	6,095	(1) (3)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	9.31%	S + 6.00%	06/01/28	6,842	6,712	6,705	(1) (2)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	8.95%	S + 6.00%	06/01/28	857	198	197	(1) (2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of September 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	8.10%	S + 6.00%	06/01/28	$1,715	$139	$137	(1) (2) (3)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	8.89%	L + 5.25%	12/15/27	1,202	1,180	1,178	(1) (2)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	9.95%	P + 4.50%	12/15/27	259	39	38	(1) (2) (3)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	8.87%	L + 5.75%	11/30/27	1,998	1,963	1,938	(1) (2)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	8.86%	L + 5.75%	11/30/27	2,028	1,365	1,335	(1) (2) (3)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	7.15%	L + 5.75%	11/30/27	349	46	42	(1) (2) (3)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.48%	S + 6.75%	07/18/28	7,810	7,658	7,654	(1)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.89%	S + 6.75%	07/18/28	770	762	770	(1)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	880	—	—	(1) (3)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	880	(8)	(9)	(1) (3)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	605	(12)	(12)	(1) (3)
Qualawash Holdings, LLC	Commercial Services & Supplies	7.96%	L + 5.50%	08/31/26	2,923	2,882	2,864	(1) (2)
Qualawash Holdings, LLC	Commercial Services & Supplies	8.49%	L + 5.50%	08/31/26	735	327	319	(1) (2) (3)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.50%	08/31/26	736	(10)	(15)	(1) (2) (3)
Rubrik,Inc.	Software	10.25%	S + 6.50%	06/10/27	11,126	10,914	10,903	(1) (2)
Rubrik,Inc.	Software	10.75%	S + 7.00%	06/10/27	1,272	232	207	(1) (2) (3)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	9.15%	S + 6.11%	07/06/27	3,491	3,424	3,421	(1)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.11%	07/06/27	600	(11)	(12)	(1) (3)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.11%	07/06/27	2,400	(23)	(24)	(1) (3)
SpendMend, LLC	Health Care Providers & Services	8.63%	S + 5.50%	03/01/28	3,481	3,425	3,411	(1) (2)
SpendMend, LLC	Health Care Providers & Services	8.63%	S + 5.50%	03/01/28	1,520	596	583	(1) (2) (3)
SpendMend, LLC	Health Care Providers & Services	8.63%	S + 5.50%	03/01/28	456	54	52	(1) (2) (3)
WebPT, Inc.	Health Care Technology	9.49%	L + 6.75%	01/18/28	3,255	3,211	3,158	(1) (2)
WebPT, Inc.	Health Care Technology	9.54%	L + 6.75%	01/18/28	278	72	67	(1) (2) (3)
WebPT, Inc.	Health Care Technology		L + 6.75%	01/18/28	278	(2)	(8)	(1) (2) (3)
Whitewater Holding Company LLC	Diversified Consumer Services	9.42%	L + 5.75%	12/21/27	2,030	1,993	1,974	(1) (2)
Whitewater Holding Company LLC	Diversified Consumer Services	8.92%	L + 5.75%	12/21/27	682	669	663	(1) (2)
Whitewater Holding Company LLC	Diversified Consumer Services	9.42%	L + 5.75%	12/21/27	677	665	659	(1) (2)
Whitewater Holding Company LLC	Diversified Consumer Services	9.39%	L + 5.75%	12/21/27	270	49	47	(1) (2) (3)
Whitewater Holding Company LLC	Diversified Consumer Services	8.98%	L + 6.00%	12/21/27	6,200	(44)	(109)	(1) (2) (3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	10.02%	S + 6.50%	07/01/27	9,062	9,062	8,971	(1) (2)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	938	—	(9)	(1) (2) (3)
Total 1st Lien/Senior Secured Debt						158,589	156,856
1st Lien/Last-Out Unitranche (8) - 5.28%
EDB Parent, LLC (dba Enterprise DB)	Software	9.11%	S + 6.00%	07/07/28	$6,169	$6,008	$6,046	(1)
EDB Parent, LLC (dba Enterprise DB)	Software		S + 6.00%	07/07/28	2,401	—	—	(1) (3)
Total 1st Lien/Last-Out Unitranche						6,008	6,046

Investment #	Industry	Initial Acquisition Date(5)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 2.35%
CloudBees, Inc.	Software	11/24/21	134,557	$1,505	$1,371	(1) (2) (6)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	1,237	1,206	1,314	(1) (2) (6)
Total Preferred Stock				2,711	2,685
Common Stock - 0.59%
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	400	$400	$400	(1) (6)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	2,700	270	275	(1) (2) (6)
Total Common Stock				670	675
Warrants - 0.05%
CloudBees, Inc.	Software	11/24/21	38,977	$216	$55	(1) (2) (6)
Total Warrants				216	55
Investments in Affiliated Money Market Fund - 3.00%
Goldman Sachs Financial Square Government Fund - Institutional Shares			3,433,327	$3,433	$3,433	^^^ (7)
Total Investments in Affiliated Money Market Fund				3,433	3,433
Total Investments - 148.42%				$171,627	$169,750

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of September 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L, S and SN loans are typically indexed to 12 month, 6 month, 3 month or 1 month L, S or SN rates. As of September 30, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 4.78%, 4.23%, 3.75% and 3.14%, respectively. As of September 30, 2022, 1 month S was 2.47%, 3 month S was 2.13%, 3 month SN was 1.47% and P was 6.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2022.

(++)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, or Great British Pounds ("GBP").

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

(2)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
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

(4)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022 the aggregate fair value of these securities is $16,809 or 9.07% of the Company’s total assets.

(5)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of September 30, 2022, the aggregate fair value of these securities is $3,415 or 2.99% of the Company's net assets. The initial acquisition dates have been included for such securities.

(6)	Non-income producing security.
(7)	The annualized seven-day yield as of September 30, 2022 is 2.90%.
(8)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

PIK -	Payment-In-Kind

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

(++)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, or Great British Pounds ("GBP”).

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

(2)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, the aggregate fair value of these securities is $1,849 or 2.73% of the Company’s total assets.

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

An affiliate of the Investment Adviser made a capital commitment to the Company of $0.10 on October 29, 2021 and served as the Company’s sole initial member (the “Initial Member”). The Company cancelled the Initial Member’s interest in the Company on November 23, 2021, the first date on which investors (other than the Initial Member) made their initial capital contribution to purchase shares of the Company’s common stock (the “Initial Drawdown Date”).

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2022. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2022 and December 31, 2021, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Investment Adviser, as the valuation designee ("Valuation Designee") designated by the Board of Directors, pursuant to Rule 2a-5 under the Investment Company Act.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 5 “Fair Value Measurement.”

The Company generally invests in illiquid securities, including debt and equity investments, of middle-market companies. The Board of Directors has designated to the Investment Adviser day-to-day responsibilities for implementing and maintaining internal controls and procedures related to the valuation of the Company’s portfolio investments. Under valuation procedures approved by the Board of Directors and adopted by the Valuation Designee, market quotations are generally used to assess the value of the investments for which market quotations are readily available (as defined in Rule 2a-5). The Investment Adviser obtains these market quotations from independent pricing services or at the bid prices obtained from at least two brokers or dealers, if available; otherwise, the Investment Adviser obtains these market quotations from a principal market maker or a primary market dealer. To assess the continuing appropriateness of pricing sources and methodologies, the Investment Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. If the Valuation Designee believes any such market quotation does not reflect the fair value of an investment, it may independently value such investment in accordance with valuation procedures for investments for which market quotations are not readily available.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures approved by the Board of Directors and adopted by the Valuation Designee, contemplate a multi-step valuation process conducted by the Investment Adviser each quarter and more frequently as needed. As the valuation designee, the Investment Adviser is primarily responsible for the valuation of the Company’s assets, subject to the oversight of the Board of Directors, as described below:

(1)
The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the valuation of the portfolio investment;
(2)
The Valuation Designee, also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of the Investment Adviser and the portfolio companies as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Valuation Designee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;
(3)
The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the controllers division of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee (the “Asset Management Private Investment Valuation and Side Pocket Working Group”), which is comprised of a number of representatives from different functions and areas of expertise related to GSAM’s business and controls who are independent of the investment decision making process;
(4)
The Asset Management Private Investment Valuation and Side Pocket Working Group reviews and preliminarily approves the fair valuations and makes fair valuation recommendations to the Asset Management Valuation Committee;
(5)
The Asset Management Valuation Committee reviews the valuation information provided by the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors. The Asset Management Valuation Committee then assesses such valuation recommendations; and
(6)
Through the Asset Management Valuation Committee, the Valuation Designee, discusses the valuations, provides written reports to the Board of Directors on at least a quarterly basis, and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Asset Management Valuation Committee, the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors.

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share and are considered cash equivalents for the purposes of the management fee paid to the Investment Adviser. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2022 and December 31, 2021, the Company held an aggregate cash balance of $13,716 and $13,564. Foreign currency of $19 and $185 (acquisition cost of $21 and $183) is included in cash as of September 30, 2022 and December 31, 2021.

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

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities, if any, are included with the net change in unrealized gains (losses) on foreign currency translations in the Consolidated Statements of Operations.

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

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense and any income tax penalties under expenses in the Consolidated Statements of Operations.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required.

The Company’s consolidated subsidiary is subject to U.S. federal and state corporate level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce a stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

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

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), accrued and payable quarterly in arrears. The Management Fee is equal to 0.1875% (i.e., an annual rate of 0.75%) of the average of the values of the Company's gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. For the avoidance of doubt, the Management Fee for the Company's first quarter (i.e., the period beginning on the Initial Drawdown Date and ending on the last day of the quarter in which the Initial Drawdown Date occurred) will be equal to 0.1875% (i.e., an annual rate of 0.75%) of the average of the values of the Company's gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of such quarter and zero. The Management Fee for any partial quarter will be appropriately prorated. Following the occurrence (if any) of a listing, the Management Fee will be equal to 0.25% (i.e., an annual rate of 1.00%) of the average of the values of the Company's gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters (and, in the case of the Company's first quarter-end following any listing, the Company's gross assets as of such quarter-end).

For the three and nine months ended September 30, 2022, Management Fees amounted to $238 and $431 and the Investment Adviser voluntarily waived $0 and $193 of its Management Fees. As of September 30, 2022, $238 remained payable.

Incentive Fee

Pursuant to the Investment Management Agreement, the Company pays to the Investment Adviser an Incentive Fee (the “Incentive Fee”) as follows:

The Incentive Fee consists of two components that are determined independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on income and a portion is based on capital gains, each as described below.

i. Quarterly Incentive Fee Based on Income

For the portion of the Incentive Fee based on income, the Company’s Investment Adviser is entitled to receive the Incentive Fee based on Company income if the Company’s Ordinary Income (as defined below) exceeds a quarterly “hurdle rate” (as defined below) of 1.75%. For this purpose, the hurdle is computed by reference to the Company’s NAV and does not take into account any changes in the market price of the Company’s common stock. The Incentive Fee based on income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to the Company’s aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters or if shorter, the number of quarters that have occurred since the Initial Drawdown Date (in either case, the “Trailing Twelve Quarters”). However, following the occurrence (if any) of a listing, the Trailing Twelve Quarters will be “reset” so as to include, as of the end of any quarter, the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since the listing, rather than the number of quarters that have occurred since the Initial Drawdown Date).

The “hurdle amount” for the Incentive Fee based on income is determined on a quarterly basis, and is equal to 1.75% multiplied by the Company’s NAV at the beginning of each applicable calendar quarter in the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments for subscriptions (which shall include all issuances by the Company of shares of its common stock) and distributions that occurred during the relevant Trailing Twelve Quarters. The Incentive Fee for any partial period will be appropriately prorated. For the portion of the Incentive Fee based on income, the Company pays the Investment Adviser a quarterly Incentive Fee based on the amount by which (A) Ordinary Income in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.”

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

The amount of the Incentive Fee based on income that will be paid to the Investment Adviser for a particular quarter will equal the excess of the Incentive Fee so calculated minus the aggregate Incentive Fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters but will not exceed the Incentive Fee Cap (as described below, and subject to the limitations set forth in Section 205(b)(3) of the Advisers Act).

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

For the three and nine months ended September 30, 2022, Incentive Fees based on income amounted to $0 and $0. For the three and nine months ended September 30, 2022, the Company accrued an Incentive Fee based on capital gains under GAAP of $0 and $(31), which was not realized.

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

For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $71 and $211. As of September 30, 2022, $118 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency agreement (the “Transfer Agency Agreement”), with GS & Co. pursuant to which GS & Co. serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. The Company pays the Transfer Agent fees at an annual rate of 0.15% of the average of the NAV of the Company at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s NAV as of such quarter-end).

For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $33 and $72. As of September 30, 2022, $33 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$23,067	$71,725	$(91,359)	$—	$—	$3,433	$21
Total Non-Controlled Affiliates	$23,067	$71,725	$(91,359)	$—	$—	$3,433	$21
For the Year Ended December 31, 2021
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$33,387	$(10,320)	$—	$—	$23,067	$—
Total Non-Controlled Affiliates	$—	$33,387	$(10,320)	$—	$—	$23,067	$—

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2022 and December 31, 2021, there were $328 and $340, respectively, included within Accrued expenses and other liabilities, and $8 and $0, respectively, included within Interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted to the Investment Adviser and the BDCs advised by the Investment Adviser exemptive relief on which we expect to rely to co-invest with other funds managed by the Investment Adviser in a manner consistent with our investment, objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms certain other accounts in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. On March 15, 2022, the SEC published a notice of an application that is intended to supersede the Relief and, if granted, would permit limited additional flexibility for the Company to enter into co-investment transactions with proprietary accounts of Goldman Sachs (the “Application”). As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios of other client accounts managed by our Investment Adviser (collectively with the Company, the “Accounts”).

The Goldman Sachs Asset Management Private Credit (“GSAM Private Credit”) team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The GSAM Private Credit team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments, and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief and Application, if granted, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

Placement Agent Agreement

The Company has entered into an agreement with each of Goldman, Sachs & Co. LLC and Goldman Sachs International pursuant to which Goldman, Sachs & Co. LLC and Goldman Sachs International will assist the Company in conducting private placement offerings. Goldman, Sachs & Co. LLC and Goldman Sachs International have entered into or will enter into sub-placement agreements (together with the agreements with Goldman Sachs & Co. LLC and Goldman Sachs International, the “Placement Agent Agreements”) with various sub-placement agents to assist in conducting the private placement offering. The placement agents are not expected to be compensated by the Company for their services, but may charge investors a placement fee with respect to their investments in the Company. The placement agents may also be compensated by the Investment Adviser, in its discretion, for certain services including promotional and marketing support, stockholder servicing, operational and recordkeeping, sub-accounting, networking or administrative services. These payments are made out of the Investment Adviser’s own resources and/or assets, including from the revenues or profits derived from the advisory fees the Investment Adviser receives from the Company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2022		December 31, 2021
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$158,589	$156,856	$26,188	$26,413
1st Lien/Last-Out Unitranche	6,008	6,046	—	—
Preferred Stock	2,711	2,685	2,711	2,711
Common Stock	670	675	270	270
Warrants	216	55	216	216
Total investments	$168,194	$166,317	$29,385	$29,610

The industry composition of the Company’s investments at fair value and net assets was as follows:

	September 30, 2022		December 31, 2021
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	38.3%	55.7%	43.6%	48.0%
Diversified Financial Services	20.0	29.1%	—	—
Health Care Technology	13.0	18.9%	20.8	22.9
Health Care Providers & Services	9.4	13.7%	4.0	4.4
Real Estate Mgmt. & Development	5.4	7.8%	—	—
Diversified Consumer Services	4.4	6.4%	9.3	10.2
IT Services	3.4	5.0%	—	—
Entertainment	2.2	3.1%	12.1	13.3
Professional Services	2.0	2.9%	10.2	11.2
Commercial Services & Supplies	1.9	2.8%	—	—
Total	100.0%	145.4%	100.0%	110.0%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2022	December 31, 2021
United States	89.9%	93.8%
United Kingdom	10.1	6.2
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of September 30, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$93,362	Discounted cash flows	Discount Rate	9.0% — 11.7%	10.2%
Equity
Preferred Stock	$1,314	Comparable multiples	EV/EBITDA(6)	—	28.0x
	$1,371	Comparable multiples	EV/Revenue	—	4.1x
Common Stock	275	Comparable multiples	EV/EBITDA(6)	—	18.3x
Warrants	55	Comparable multiples	EV/Revenue	—	4.1x
As of December 31, 2021
Equity
Warrants	$216	Comparable multiples	EV/Revenue	—	8.2x

(1)
As of September 30, 2022, included within Level 3 assets of $166,317 is an amount of $69,940 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $93,362 or 57.3% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2022 and the market approach was used in the determination of fair value of certain Level 3 assets as of December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2022				December 31, 2021
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$156,856	$156,856	$—	$—	$26,413	$26,413
1st Lien/Last-Out Unitranche	—	—	6,046	6,046	—	—	—	—
Preferred Stock	—	—	2,685	2,685	—	—	2,711	2,711
Common Stock	—	—	675	675	—	—	270	270
Warrants	—	—	55	55	—	—	216	216
Investments in Affiliated Money Market Fund	3,433	—	—	3,433	23,067	—	—	23,067
Total	$3,433	$—	$166,317	$169,750	$23,067	$—	$29,610	$52,677

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2022
1st Lien/Senior Secured Debt	$26,413	$139,092	$—	$(1,958)	$(6,880)	$189	$—	$—	$156,856	$(1,958)
1st Lien/Last-Out Unitranche	—	6,004	—	38	—	4	—	—	6,046	38
Preferred Stock	2,711	—	—	(26)	—	—	—	—	2,685	(26)
Common Stock	270	400	—	5	—	—	—	—	675	5
Warrants	216	—	—	(161)	—	—	—	—	55	(161)
Total assets	$29,610	$145,496	$—	$(2,102)	$(6,880)	$193	$—	$—	$166,317	$(2,102)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2022 and December 31, 2021, approximates its carrying value because the BoA Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

On November 1, 2021, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2022 and December 31, 2021, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 264% and 167%.

The Company’s outstanding debt was as follows:

	September 30, 2022			December 31, 2021
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
BoA Revolving Credit Facility(1)	$120,000	$49,590	$69,804	$60,000	$20,013	$40,030
Total debt	$120,000	$49,590	$69,804	$60,000	$20,013	$40,030

(1)

Provides, under certain circumstances, a total borrowing capacity of $300,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2022, the Company had outstanding borrowings denominated in USD of $53,000 and in GBP of £15,050. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $38,000 and in GBP of £1,500.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A. (“BoA”), as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $120,000 as of September 30, 2022. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is November 24, 2023. The Company amended the BoA Revolving Credit Facility on July 26, 2022.

Proceeds from the BoA Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

Under the BoA Revolving Credit Facility, prior to the amendment on July 26, 2022, the Company had the ability to elect either LIBOR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the BoA Revolving Credit Facility was the prevailing LIBOR for one month plus 2.85% per annum or (B) an alternate base rate (the greatest of (i) the Prime Rate plus 1.85%, (ii) the Federal Funds Rate plus 0.50% plus 1.85%, and (iii) Adjusted LIBOR Rate plus 1.00%). Effective July 26, 2022, the Company has the ability to elect Daily Simple SOFR, Term SOFR, the applicable alternative currency rate, or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the BoA Revolving Credit Facility is (A) the prevailing Daily Simple SOFR, Term SOFR for the applicable interest period or the applicable alternative currency rate, in each case, plus any applicable credit spread adjustment, plus 2.85% per annum, or (B) an alternate base rate (the greatest of (i) the Prime Rate plus 1.85%, (ii) the Federal Funds Rate plus 0.50% plus 1.85%, and (iii) Term SOFR for one month plus 1.00%). The BoA Revolving Credit Facility contains customary benchmark replacement provisions. The Company pays a 0.35% annualized fee on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility.

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

Costs of $828 were incurred in connection with obtaining the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of September 30, 2022 and December 31, 2021, outstanding deferred financing costs were $541 and $423.

The below table presents the summary information of the BoA Revolving Credit Facility:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022
Borrowing interest expense	$706	$897
Facility fees	58	153
Amortization of financing costs	121	266
Total	$885	$1,316
Weighted average interest rate	5.09%	4.60%
Average outstanding balance	$55,127	$26,075

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2022			December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$529,357	$413,013	22%	$189,014	$160,728	15%

Portfolio Company Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	September 30, 2022	December 31, 2021
1st Lien/Senior Secured Debt
Admiral Buyer, Inc. (dba Fidelity Payment Services)	$2,810	$—
Bigchange Group Limited	425	510
BSI3 Menu Buyer, Inc (dba Kydia)	249	—
Businessolver.com, Inc.	587	587
Catalyst Merger Sub, Inc (dba Computer Services Inc.)	15,391	—
Checkmate Finance Merger Sub, LLC	367	367
Clearcourse Partnership Acquireco Finance Limited	7,855	—
CloudBees, Inc.	86	1,510
Coding Solutions Acquisition, Inc.	1,817	—
Coretrust Purchasing Group LLC	3,865	—
CST Buyer Company (dba Intoxalock)	7,181	—
Governmentjobs.com, Inc. (dba NeoGov)	2,267	2,267
HealthEdge Software, Inc.	1,820	2,090
iCIMS, Inc.	6,454	—
Intelligent Medical Objects, Inc.	1,252	—
Kaseya Inc.	700	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	3,459	—
MerchantWise Solutions, LLC (dba HungerRush)	2,186	—
Millstone Medical Outsourcing, LLC	216	250
NFM & J, L.P. (dba the Facilities Group)	929	1,309
PDDS Holdco, Inc. (dba Planet DDS)	2,365	—
Qualawash Holdings, LLC	1,138	—
Rubrik,Inc.	1,039	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	3,000	—
SpendMend, LLC	1,302	—
WebPT, Inc.	480	3,754
Whitewater Holding Company LLC	6,401	1,124
Zarya Intermediate, LLC (dba iOFFICE)	938	—
Total 1st Lien/Senior Secured Debt	$76,579	$13,768
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$2,401	$—
Total 1st Lien/Last-Out Unitranche	$2,401	$—
Total	$78,980	$13,768
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

8. NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received
For the Nine Months Ended September 30, 2022
March 16, 2022	1,823,817	$34,051
July 27, 2022	856,930	15,811
September 19, 2022	2,069,029	38,195
Total capital drawdowns	4,749,776	$88,057

Distributions

The following table reflects the distributions declared on the Company’s common stocks:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2022
May 2, 2022	July 5, 2022	July 28, 2022	$0.02
August 3, 2022	October 3, 2022	October 28, 2022	$0.12

9. EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022
Net increase (decrease) in net assets from operations	$288	$(561)
Weighted average shares outstanding	4,146,018	3,065,139
Basic and diluted earnings (loss) per share	$0.07	$(0.18)

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

For the Nine Months Ended
September 30, 2022
Per Share Data:(1)
NAV, beginning of period	$18.73
Net investment income (loss)	0.09
Net realized and unrealized gains (losses)(2)	(0.32)
Net increase (decrease) in net assets from operations(2)	$(0.23)
Distributions declared from net investment income	(0.02)
Total increase (decrease) in net assets	$(0.25)
NAV, end of period	$18.48
Shares outstanding, end of period	6,187,350
Weighted average shares outstanding	3,065,139
Total return based on NAV(3)	(1.23%)
Supplemental Data/Ratio(4):
Net assets, end of period	$114,370
Ratio of net expenses to average net assets	10.14%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	7.10%
Ratio of interest and other debt expenses to average net assets	3.10%
Ratio of incentive fees to average net assets	(0.06%)
Ratio of total expenses to average net assets	10.61%
Ratio of net investment income to average net assets	0.60%
Portfolio turnover	9%

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

On October 7, 2022, the Company delivered a capital drawdown notice to certain of its investors relating to the sale of 3,024,805 shares of common stock for an aggregate offering price of $55,547. The shares were issued on October 19, 2022.

On October 25, 2022, the Company entered into subscription agreements with investors providing additional capital commitments of $10,953. When combined with prior capital commitments made to the Company, the total capital commitments are $540,310.

On November 2, 2022, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period October 1, 2022 through December 31, 2022, payable on or about January 27, 2023 to shareholders of record as of December 30, 2022.

On November 4, 2022, the Company delivered a capital drawdown notice to certain of its investors relating to the issuance and sale of approximately 0.2 million shares of common stock for an aggregate offering price of approximately $3,560. The sale is expected to close on or around November 16, 2022.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through September 30, 2022, we have originated $261.52 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Impact of COVID-19 Pandemic

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Recovery from the economic effects of COVID-19 has continued to progress, but the possibility exists that our portfolio companies could encounter new or worsening business disruptions that may reduce, over time, the amount of interest and dividend income that we receive and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. The global economy remains vulnerable to the risk that new variants of COVID-19 could emerge, and we continue to monitor our exposures to industries that would be most negatively impacted if the COVID-19 pandemic were to intensify.

For further information about the risks associated with COVID-19, see “—Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021 and Item 1A. “Risk Factors” in this quarterly report on Form 10-Q.

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

Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 150% (if certain requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the “Board of Directors”) of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$158.59	$156.86	$26.19	$26.41
First Lien/Last-Out Unitranche	6.01	6.04	—	—
Preferred Stock	2.71	2.69	2.71	2.71
Common Stock	0.67	0.68	0.27	0.27
Warrants	0.21	0.05	0.22	0.22
Total investments	$168.19	$166.32	$29.39	$29.61

The weighted average of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.7%	9.8%	7.4%	7.3%
First Lien/Last-Out Unitranche(2)(3)	9.7%	9.6%	N/A	N/A
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	9.5%	9.6%	6.6%	6.5%

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
(4)
Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value.

As of September 30, 2022, the total portfolio weighted average yield measured at amortized cost and fair value was 9.5% and 9.6%, as compared to 6.6% and 6.5%, as of December 31, 2021. The increase in the weighted average yield at amortized cost and fair value was primarily driven by rising interest rates, increase in market volatility and widening of credit spreads.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2022		December 31, 2021
Number of portfolio companies	29		10
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.7	x	5.9	x
Weighted average interest coverage(3)	1.8	x	2.5	x
Median EBITDA(3)	$43.19 million		$32.32 million

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

As of September 30, 2022 and December 31, 2021, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 49.6% and 52.9% of total debt investments at fair value.

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

	As of
	September 30, 2022		December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	0.0%	$—	0.0%
Grade 2	166.32	100.0	29.61	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$166.32	100.0%	$29.61	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2022		December 31, 2021
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$168.19	100.0%	$29.39	100.0%
Non-accrual	—	—	—	—
Total Investments	$168.19	100.0%	$29.39	100.0%

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

The following table shows our investment activity by investment type(1):

For the Three Months Ended
September 30, 2022
($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$109.47
Common Stock	0.40
Total	$109.87
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$8.90
Total	$8.90
Net increase in portfolio	$100.97
Number of new portfolio companies with new investment commitments	7
Total new investment commitment amount in new portfolio companies	$90.15
Average new investment commitment amount in new portfolio companies	$12.88
Number of existing portfolio companies with new investment commitments	3
Total new investment commitment amount in existing portfolio companies	$19.72
Weighted average remaining term for new investment commitments (in years)(2)	5.8
Percentage of new debt investment commitments at floating interest rates	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.1%
Weighted average yield on new investment commitments(5)	10.1%
Weighted average yield on debt and income producing investments sold or repaid(6)	9.9%
Weighted average yield on investments sold or repaid(7)	9.9%

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

RESULTS OF OPERATIONS

We commenced investment operations on October 29, 2021. Our operating results for the three and nine months ended September 30, 2022 were as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022
	($ in millions)
Total investment income	$2.76	$4.56
Net expenses	(2.13)	(4.30)
Net investment income	0.63	0.26
Net unrealized appreciation (depreciation) on investments	(1.44)	(2.11)
Net realized and unrealized gain (losses) on translations and transactions	1.10	1.29
Net realized and unrealized gains (losses)	(0.34)	(0.82)
Net increase (decrease) in net assets from operations	$0.29	$(0.56)

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022
	($ in millions)
Interest income	$2.65	$4.36
Payment-in-kind income	0.03	0.07
Other income	0.06	0.11
Dividend income	0.02	0.02
Total investment income	$2.76	$4.56

Investment income for the three and nine months ended September 30, 2022 was driven by our deployment of capital and increasing invested balance.

Expenses

Our expenses were as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022
	($ in millions)
Interest and other debt expenses	$0.89	$1.32
Incentive fees	—	(0.03)
Management fees	0.24	0.43
Directors’ fees	0.12	0.36
Professional fees	0.24	0.63
Directors’ and officers’ liability insurance	0.15	0.45
Offering costs	0.27	0.73
Other general and administrative expenses	0.22	0.60
Total expenses	2.13	4.49
Management fee waiver	—	(0.19)
Net Expenses	$2.13	$4.30

For the three and nine months ended September 30, 2022, management fees amounted to $0.24 million and $0.43 million, respectively, and the Investment Adviser voluntarily waived $0.00 million and $0.19 million, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022
	($ in millions)
Unrealized appreciation	$0.10	$0.07
Unrealized depreciation	(1.54)	(2.18)
Net change in unrealized appreciation (depreciation) on investments	$(1.44)	$(2.11)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022
	($ in millions)
Portfolio Company:
EDB Parent, LLC (dba Enterprise DB)	$0.04	$0.04
Governmentjobs.com, Inc. (dba NeoGov)	0.03	—
Kaseya Inc.	0.03	0.03
SpendMend, LLC	—	(0.03)
Whitewater Holding Company LLC	(0.10)	(0.08)
Zarya Intermediate, LLC (dba iOFFICE)	(0.10)	(0.10)
CloudBees, Inc.	(0.13)	(0.33)
Bigchange Group Limited	(0.13)	(0.34)
Other, net(1)	(0.20)	(0.42)
Clearcourse Partnership Acquireco Finance Limited	(0.88)	(0.88)
Total	$(1.44)	$(2.11)
(1)
For the three and nine months ended September 30, 2022, other, net includes gross unrealized appreciation of $0.00 million, $0.00 million and gross unrealized depreciation of $(0.20) million, $(0.42) million

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to, or stock repurchases from, our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our BoA Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the BoA Revolving Credit Facility) was 264% and 167%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2022			December 31, 2021
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$529.36	$413.01	22%	$189.01	$160.73	15%

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2022
March 16, 2022	1,823,817	$34.05
July 27, 2022	856,930	15.81
September 19, 2022	2,069,029	38.20
Total capital drawdowns	4,749,776	$88.06

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2022:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility(1)	$69.80	$—	$69.80	$—	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2022, the Company had outstanding borrowings denominated in USD of $53.00 million and in GBP of £15.05 million.

Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A. (“BoA”), as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the BoA Revolving Credit Facility on July 26, 2022.

Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the maximum principal amount of the BoA Revolving Credit Facility was $120.00 million as of September 30, 2022. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is November 24, 2023.

Under the BoA Revolving Credit Facility, prior to the amendment on July 26, 2022, we had the ability to elect either LIBOR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the BoA Revolving Credit Facility was the prevailing LIBOR for one month plus 2.85% per annum or (B) an alternate base rate (the greatest of (i) the Prime Rate plus 1.85%, (ii) the Federal Funds Rate plus 0.50% plus 1.85%, and (iii) Adjusted LIBOR Rate plus 1.00%). Effective July 26, 2022, we have the ability to elect Daily Simple SOFR, Term SOFR, the applicable alternative currency rate, or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the BoA Revolving Credit Facility is (A) the prevailing Daily Simple SOFR, Term SOFR for the applicable interest period or the applicable alternative currency rate, in each case, plus any applicable credit spread adjustment, plus 2.85% per annum, or (B) an alternate base rate (the greatest of (i) the Prime Rate plus 1.85%, (ii) the Federal Funds Rate plus 0.50% plus 1.85%, and (iii) Term SOFR for one month plus 1.00%). The BoA Revolving Credit Facility contains customary benchmark replacement provisions. We pay a 0.35% annualized fee on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility..

For further details, see Note 6 “Debt – BoA Revolving Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2022, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	September 30, 2022	December 31, 2021
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$76.58	$13.77
First Lien/Last-Out Unitranche	2.40	—
Total	$78.98	$13.77

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

RECENT DEVELOPMENTS

On October 7, 2022, we delivered a capital drawdown notice to certain of our investors relating to the sale of 3,024,805 shares of our common stock for an aggregate offering price of $55.55 million. The shares were issued on October 19, 2022.

On October 25, 2022, we entered into subscription agreements with investors providing additional capital commitments of $10.95 million. When combined with prior capital commitments made to us, the total capital commitments are $540.31 million.

On November 2, 2022, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per share, including net investment income (if positive) for the period October 1, 2022 through December 31, 2022, payable on or about January 27, 2023 to shareholders of record as of December 30, 2023.

On November 4, 2022, we delivered a capital drawdown notice to certain of our investors relating to the issuance and sale of approximately 0.2 million shares of common stock for an aggregate offering price of approximately $3.56 million. The sale is expected to close on or around November 16, 2022.

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

As of September 30, 2022 and December 31, 2021, on a fair value basis, 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the BoA Revolving Credit Facility bears interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2022 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2022 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$3.87	$(1.94)	$1.93
Up 200 basis points	2.58	(1.30)	1.28
Up 100 basis points	1.29	(0.65)	0.64
Up 75 basis points	0.97	(0.49)	0.48
Up 50 basis points	0.64	(0.32)	0.32
Up 25 basis points	0.32	(0.16)	0.16
Down 25 basis points	(0.32)	0.16	(0.16)
Down 50 basis points	(0.64)	0.32	(0.32)
Down 75 basis points	(0.97)	0.49	(0.48)
Down 100 basis points	(1.29)	0.65	(0.64)
Down 200 basis points	(2.58)	1.30	(1.28)
Down 300 basis points	(3.41)	1.94	(1.47)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In certain circumstances, we can make negotiated co-investments pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted to the Investment Adviser and the BDCs advised by the Investment Adviser exemptive relief on which we rely to co-invest with other funds managed by the Investment Adviser in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. On March 15, 2022, the SEC published a notice of an application that is intended to supersede the Relief and, if granted, would permit limited additional flexibility for the Company to enter into co-investment transactions with proprietary accounts of Goldman Sachs (the “Application”). As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios of the Accounts. There can be no assurance when the order requested in the Application will be obtained or that any such order will be obtained at all.

Our Business and Structure

Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of the BDC Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. Certain of these individuals could have obligations to investors in other Accounts, the fulfillment of which is not in our best interests or the best interests of our stockholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other Accounts. In addition, GSAM and its affiliates also manage other Accounts, and expect to manage other vehicles or Accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and the Accounts.

As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios of the Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. If we are unable to rely on our exemptive relief for a particular opportunity, when our Investment Adviser identifies certain investments, the Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. GSAM’s allocation policy currently provides that the Investment Adviser allocate opportunities through a rotation system or in such other manner as the Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

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

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. It is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. On March 5, 2021, the Financial Conduct Authority and ICE Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings ceased to be published as of December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months U.S. dollar (“USD”) LIBOR settings will cease after June 30, 2023. In addition, while USD LIBOR (other than 1 week and 2 months) will continue to be published until June 30, 2023, banks cannot use USD LIBOR in new contracts after December 31, 2021 (nor in extensions of existing contracts) and therefore USD LIBOR will be limited to those investments that were in existence prior to December 31, 2021. To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month USD LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR.

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

Many of our portfolio securities do not have readily available market quotations (as defined in Rule 2a-5), and we value these securities at fair value as determined in good faith under procedures adopted by our Board, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market quotations. The fair value of assets that are not publicly traded or whose market quotations are not readily available are determined in good faith under procedures adopted by our Board of Directors. Our Board of Directors has designated our Investment Adviser as the valuation designee primarily responsible for the valuation of our assets in accordance with Rule 2a-5 under the Investment Company Act. As the valuation designee, our Investment Adviser utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) in determining the fair value of a portion of the securities in our portfolio. Investment professionals from our Investment Adviser also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, as the Management Fee is based in part on our net assets and also because our Investment Adviser is receiving a performance-based Incentive Fee.

In addition, the Investment Adviser may value an identical asset differently than Goldman Sachs, another division or unit within Goldman Sachs or another Account values the asset, including because Goldman Sachs, such other division or unit or Account has information or uses valuation techniques and models that it does not share with, or that are different from those of, the Investment Adviser or the Company. These valuation differences for the same asset can result in significant differences in the treatment of such asset by the Investment Adviser, Goldman Sachs, and other divisions or units of Goldman Sachs, and/or among Accounts (e.g., with respect to an asset that is a loan, there can be differences when it is determined that such loan is deemed to be on nonaccrual status and/or in default).

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

On December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the Investment Company Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the Investment Company Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The new rule went into effect on March 8, 2021 and had a compliance date of September 8, 2022. In accordance with this rule and as discussed above, our Board of Directors has designated our Investment Adviser as the valuation designee primarily responsible for the valuation of our assets, subject to the oversight of the Board of Directors, and we are in compliance with this rule.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2022
March 16, 2022	1,823,817	$34.05
July 27, 2022	856,930	15.81
September 19, 2022	2,069,029	38.20
Total capital drawdowns	4,749,776	$88.06

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 4, 2022, we delivered a capital drawdown notice to certain of our investors relating to the issuance and sale of approximately 0.2 million shares of our common stock for an aggregate offering price of approximately $3.56 million. The sale is expected to close on or around November 16, 2022.

The sale of common stock is being made pursuant to subscription agreements entered into by us and our investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of five business days’ prior notice to investors.

The issuance and sale of the common stock are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof, and Regulation D or Regulation S thereunder, as applicable. Each purchaser of common stock was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of the common stock sold outside the United States, not a “U.S. person” in accordance with Regulation S under the Securities Act and (ii) was acquiring the common stock for investment and not with a view to resell or distribute. We did not engage in general solicitation or advertising and did not offer securities to the public in connection with the issuance and sale of our common stock described herein Item 5 of this quarterly report.

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

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Date: November 8, 2022	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 8, 2022	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 8, 2022	/s/ David Pessah
Name: David Pessah
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)