Form 10-K
period 2022-12-31
Goldman Sachs Middle Market Lending Corp. II
filed 2023-03-02
CIK 1865174

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, there was no public market for the registrant’s common stock. The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 2, 2023 was 9,467,668.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Index to Annual Report on Form 10-K for

The fiscal year ended December 31, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this annual report on Form 10-K, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this annual report on Form 10-K because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the coronavirus (“COVID-19”) pandemic or any future pandemic or epidemic;
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
•
the use of borrowed money to finance a portion of our investments;
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
•
our ability to maintain our status as a BDC;
•
our ability to maintain our status under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) as a regulated investment company (“RIC”) and our qualification for tax treatment as a RIC;
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
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•
the impact of rising inflation and the risk of recession on our portfolio companies;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, the terms “Company,” “we,” “us” or “our” refer to Goldman Sachs Middle Market Lending Corp. II together with its consolidated subsidiary. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) and Phillip Street Middle Market Lending Fund LLC (“PSLF”), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through December 31, 2022, we have originated $342.74 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that may extend deeper in a borrower’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in such loan. In a number of instances, we may find another lender to provide the “first-out” portion of a unitranche loan while we retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to the payment of principal, interest and any other amounts due thereunder as compared to the “last-out” portion that we would continue to hold. In exchange for taking greater risk of loss, the “last-out” portion generally earns a higher interest rate than the “first-out” portion of the loan. We use the term “mezzanine” to refer to debt that ranks senior in right of payment only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as us) to accelerate indebtedness or negotiate terms and pricing. In the event of default, covenant-lite loans may recover less value than traditional loans as the lender may not have the opportunity to negotiate with the borrower prior to such default.

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time, and non-recurring items that are outside the operations of these companies. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including collectively with us, the Accounts). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

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

Investment Portfolio

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.) consisted of the following:

	December 31, 2022
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$240.89	$239.70
First Lien/Last-Out Unitranche	6.35	6.29
Preferred Stock	2.71	2.83
Common Stock	0.67	0.77
Warrants	0.22	0.07
Total investments	$250.84	$249.66

As of December 31, 2022, our portfolio consisted of 97 investments in 34 portfolio companies across 12 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2022, were Diversified Financial Services, Diversified Consumer Services, Software and Health Care Providers & Services, which represented 19.7%, 17.1%, 16.2% and 9.2%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value as of December 31, 2022 was 80.4% invested in portfolio companies organized in the United States, 14.7% in portfolio companies organized in United Kingdom and 4.9% in portfolio companies organized in Canada.

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	December 31, 2022
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.2%	11.3%
First Lien/Last-Out Unitranche(2)(3)	13.2%	13.2%
Preferred Stock(4)	—	—
Common Stock(4)	—	—
Warrants(4)	—	—
Total Portfolio	11.1%	11.2%

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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	December 31, 2022
Number of portfolio companies	34
Percentage of performing debt bearing a floating rate (1)	100.0%
Percentage of performing debt bearing a fixed rate (1) (2)	—%
Weighted average leverage (net debt/EBITDA)(3)	5.7	x
Weighted average interest coverage(3)	1.7	x
Median EBITDA(3)	$51.54 million

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

As of December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 41.4% of total debt investments at fair value.

Corporate Structure and Private Offering

We were formed as a Delaware limited liability company on February 21, 2020 with the name Goldman Sachs Middle Market Lending LLC II and were converted to a Delaware corporation on November 23, 2021, at which time our name was changed to Goldman Sachs Middle Market Lending Corp. II. We have elected to be regulated as a BDC under the Investment Company Act. In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2021.

On October 4, 2021 (the “Initial Closing Date”), we began accepting subscription agreements (“Subscription Agreements”) from investors acquiring shares of our common stock in our continuous private offering in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to a Subscription Agreement entered into with us, each investor makes a capital commitment (a “Commitment”) to purchase shares of our common stock for an aggregate purchase price equal to equal to its Commitment. Each investor will be required to purchase shares of our common stock (up to the amount of their undrawn Commitment) each time we deliver a drawdown notice to our investors, which will be delivered in respect of such Commitment at least five business days (as defined in Rule 14d-1 of the Exchange Act) (“Business Days”) prior to the required funding date (the “Drawdown Date”). New shares of common stock will be issued on each Drawdown Date.

An affiliate of the Investment Adviser made a capital commitment to us of $100 on October 29, 2021 (commencement of operations) and served as our initial member (the “Initial Member”). We cancelled the Initial Member’s interest in us on November 23, 2021, the first date on which investors (other than the Initial Member) made their initial capital contribution to purchase shares of our common stock (the “Initial Drawdown Date”).

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

If a stockholder fails to purchase shares of common stock as part of a capital call or other required payment to us, in part or in full, and such failure remains uncured through the applicable Last Funding Date (the fifth calendar day following a Drawdown Date), such stockholder shall be delinquent in its obligations. Any payments made pursuant to a capital call by such stockholder after the applicable Last Funding Date will be applied to purchase shares of the Company at the next available NAV. With respect to the subsequent capital call with respect to such delinquent stockholder, such delinquent stockholder will be obligated, in addition to purchasing shares of common stock in respect of such subsequent capital call, to purchase shares of common stock in an amount equal to such unfulfilled capital call or other required payment in respect of the prior Last Funding Date, and to the extent such stockholder does not so, he, she or it will be delinquent again in its obligations.

If a stockholder is delinquent in funding a required drawdown upon three occasions at any point during the Investment Period (occasions do not have to be consecutive), such Defaulting Stockholder will be in default of its obligations to us and the following remedies shall be imposed on such stockholder:

a)
the Defaulting Stockholder shall be prohibited from purchasing any additional shares of our common stock or participating in any future capital calls of the Company; and
b)
twenty-five percent (25%) of the shares of our common stock then held by the Defaulting Stockholder shall be automatically cancelled or forfeited, without any further action being required by us or the Defaulting Stockholder (which would result in a corresponding increase in the NAV per share of the shares of our common stock held by the stockholders, including the Defaulting Stockholder).

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

As of the date indicated, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2022
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$543.34	$367.88	32%

The following table summarizes the total shares issued and proceeds received related to capital drawdowns:

Share Issue Date	Shares Issued		Proceeds Received ($ in millions)
For the year ended December 31, 2022
March 16, 2022	1,823,817		$34.05
July 27, 2022	856,930		15.81
September 19, 2022	2,069,029		38.20
October 19, 2022	3,024,805		55.54
November 16, 2022	193,341	**	3.58
Total capital drawdowns	7,967,922		$147.18

** Inclusive of 476 shares that were cancelled as a result of defaulting stockholders.

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

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of the Board of Directors, a majority of which is made up of independent directors (including an independent Chairman), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of GS Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. GS Group Inc. is the general partner and owner of GSAM.

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. Goldman Sachs Asset Management Private Credit Team is comprised of approximately 185 investment professionals across 15 cities and four continents as of December 31, 2022. Within the Goldman Sachs Asset Management Private Credit Team, approximately 85 private credit investment professionals across six offices in the Americas led by Alex Chi and David Miller, our Co-CEOs and Co-Presidents, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 19 years coupled with an average tenure at Goldman Sachs of over 11 years as of December 31, 2022.

Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team that focuses on regulated fund investments (the “BDC Investment Committee”). The BDC Investment Committee currently consists of the following members: Justin Betzen, Alex Chi, David Miller, James Reynolds, Kevin Sterling and Greg Watts, along with members from Goldman Sachs’s Compliance, Legal, Tax and Controllers groups. The BDC Investment Committee is responsible for approving all of our investments. The BDC Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the BDC Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the BDC Investment Committee are subject to change from time to time without prior notice

The purpose of our BDC Investment Committee is to evaluate and approve, as deemed appropriate, all investments by our Investment Adviser. Our BDC Investment Committee process is intended to bring the diverse experience and perspectives of our BDC Investment Committee’s members to the analysis and consideration of every investment. Our BDC Investment Committee also serves to provide investment consistency and adherence to our Investment Adviser’s investment philosophies and policies. Our BDC Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

Investments

We seek to create a portfolio that includes primarily direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. We expect to make investments through both primary originations and open-market secondary purchases. We currently do not limit our focus to any specific industry. If we are successful in achieving our investment objective, we believe that we will be able to provide our stockholders with consistent dividend distributions and attractive risk adjusted total returns.

As of December 31, 2022, our portfolio (which term does not include our investments in money market funds, if any) on a fair value basis, was comprised of approximately 98.5% secured debt investments (96.0% in first lien debt (including 2.5% in first lien/last-out unitranche loans), 1.1% in preferred stock, 0.3% in common stock and 0.1% in warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to stockholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common stock and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

In certain circumstances, we can make negotiated co-investments pursuant to an order from the SEC permitting us to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which we expect to rely to co-invest alongside certain other Accounts, which may include proprietary accounts of Goldman Sachs, in a manner consistent with our investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

In addition, we have filed an application to amend the Relief to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurance if and when we will receive the amended exemptive order.

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

The Investment Adviser may integrate ESG risk considerations within its process for originating loans to U.S. middle market companies, investing directly in middle market credit obligations and related instruments. As part of its due diligence process, the Investment Adviser may consider, alongside other relevant factors, ESG risks, events or conditions that have or could have a material negative impact on the operating and performance metrics of these borrowers in the portfolio. Depending on the circumstances, examples of ESG risks can include physical environmental risks, climate change transition risks, supply chain disruptions, improper labor practices, lack of board diversity and corruption. The Investment Adviser may utilize proprietary research to assess ESG risks that are relevant to our investment.

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

We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. Mezzanine debt typically has interest-only payments in the early years, payable in cash or in-kind, with amortization of principal deferred to the later years of the mezzanine debt. In some cases, we may enter into mezzanine debt that, by its terms, converts into equity (or is issued along with warrants for equity) or additional debt securities or defers payments of interest for the first few years after our investment. Typically, our mezzanine debt investments have maturities of three to ten years.

We also invest in unitranche loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In a number of instances, we may find another lender to provide the “first-out” portion of such loan and retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and other amounts due thereunder over the “last-out” portion that we would continue to hold.

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

Allocation of Investment Opportunities

Our investment objectives and investment strategies are similar to those of other Accounts, and an investment opportunity appropriate for us may also be appropriate for such other Accounts (which may include proprietary accounts of Goldman Sachs). This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and such other Accounts are not permitted under applicable law.

To address these and other potential conflicts, a selection of which are outlined below, the Investment Adviser has developed allocation policies and procedures that provide that personnel of the Investment Adviser making portfolio decisions for Accounts will make purchase and sale decisions and allocate investment opportunities among Accounts consistent with its fiduciary obligations. To the extent permitted by applicable law, these policies and procedures may result in the pro rata allocation of limited opportunities across eligible Accounts managed by a particular portfolio management team, but in many other cases, the allocations may reflect numerous other factors as described below. There will be cases where certain Accounts receive an allocation of an investment opportunity when we do not, and vice versa.

In some cases, due to information barriers that may be in place, other Accounts may compete with us for specific investment opportunities without being aware that we are competing against each other. Goldman Sachs has a conflicts system in place, in addition to these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made. If the conflicts system detects a potential conflict with respect to a particular investment opportunity, such investment opportunity will be assessed to determine whether it must be allocated to, or prohibited from being allocated to, a particular Account.

Personnel of the Investment Adviser involved in decision-making for Accounts may make allocation-related decisions in accordance with the Investment Adviser’s allocation policies and procedures for us and for other Accounts by reference to one or more factors, including but not limited to: the strategy, objectives, guidelines and restrictions (including legal and regulatory restrictions) of potentially in-scope Accounts, as well as those Accounts’ current portfolios and investment horizons; strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the expected future capacity of the potentially in-scope Accounts; cash and liquidity considerations; and the availability of other appropriate investment opportunities. The Investment Adviser may also consider reputational matters and other factors. The application of these considerations may cause differences in the portfolios and performance of different Accounts that have similar strategies. In addition, in some cases the Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of the Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us), irrespective of the Investment Adviser’s policies regarding allocation of investments. Additional information about the Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-Based Fees and Side-by-Side Management—Side-By-Side Management of Advisory Accounts; Allocation of Opportunities”) of the Investment Adviser’s Form ADV.

The Investment Adviser, including the Goldman Sachs Asset Management Private Credit Team, may develop and implement new trading strategies or seek to participate in new investment opportunities and strategies. These opportunities and strategies may not be employed in all Accounts even if the opportunity or strategy is consistent with the objectives of such Accounts.

During periods of unusual market conditions, the Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only Accounts that are typically managed on a side-by-side basis with levered and/or long-short Accounts.

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, certain of our investors, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of Goldman Sachs, or by third parties. If we invest in any such opportunities, Goldman Sachs, may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to receive compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee (as defined below) or Incentive Fee (as defined below) payable to the Investment Adviser).

In connection with certain of our investments, the Investment Adviser may determine that the appropriate amount to allocate to us and other Accounts may be less than the full amount of the investment opportunity, due to considerations related to, among other things, diversification, portfolio management, leverage management, investment profile, risk tolerance or other exposure guidelines or limitations, cash flow or other considerations. In such situations, “excess amounts” that can be allocated may be offered to other persons or entities. Subject to applicable law, such opportunities may be structured as an investment alongside us or as a purchase of a portion of the investment from us (through a syndication, participation or otherwise).

In all cases, subject to applicable law, the Investment Adviser has broad discretion in determining to whom and in what relative amounts to offer such opportunities, and factors the Investment Adviser may take into account, in its sole discretion, include whether such potential recipient is able to assist or provide a benefit to us in connection with the potential transaction or otherwise, whether the Investment Adviser believes the potential recipient is able to execute a transaction quickly, whether the potential recipient is expected to provide expertise or other advantages in connection with a particular investment, whether the Investment Adviser is aware of such potential recipient’s expertise or interest in these types of opportunities generally or in a subset of such opportunities or, the potential recipient’s target investment sizing. Recipients of these opportunities may, in accordance with applicable law, include one or more of our investors, one or more investors in other funds managed by the Goldman Sachs Asset Management Private Credit Team, clients or potential clients of Goldman Sachs, or funds or Accounts established for any such persons. These opportunities may give rise to potential conflicts of interest. These opportunities will be offered to the recipients thereof on such terms as the Investment Adviser determines in its sole discretion, subject to applicable law, including on a no-fee basis or at prices higher or lower than those paid by us. As a result of these and other reasons, returns with respect to an opportunity may exceed investors’ returns with respect to our investment in the same opportunity.

Transactions with affiliates. We are prohibited under the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors (as defined in “Item 10. Directors, Executive Officers and Corporate Governance”) and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be an affiliate of the Company for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of the Independent Directors. The Investment Adviser and its affiliates, including persons that control, or are under common control with, the Company or the Investment Adviser, are also considered to be our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without exemptive relief from the SEC.

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. In certain circumstances, we and such other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser, and certain other affiliated applicants. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must reach certain conclusions in connection with a co-investment transaction, including that: (i) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objectives and strategies.

As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

If the Investment Adviser identifies an investment and we are unable to rely on the Relief for that particular opportunity, the Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate investment opportunities. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

We may invest alongside other Accounts advised by the Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff guidance and interpretations. For example, we may invest alongside such Accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other Accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Investment Adviser, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We may also invest alongside the Investment Adviser’s other clients as otherwise permissible under SEC staff guidance and interpretations, applicable regulations and the allocation policy of the Investment Adviser.

In addition, we have filed an application to amend the Relief to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurance if and when we will receive the amended exemptive order.

For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors—Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Expenses are generally allocated to Accounts (including to us) based on whose behalf the expenses are incurred. Where we and one or more other Accounts participate in a particular investment or collectively incur other expenses, the Investment Adviser generally allocates investment-related and other expenses in a manner the Investment Adviser determines to be fair and equitable, which may be pro rata or on a different basis.

We and other Accounts may contract for and incur expenses in connection with certain services provided by third parties, including valuation agents, rating agencies, attorneys, accountants and other professional service providers, while other Accounts that did not contract for such services may not incur such expenses even though they directly or indirectly receive benefit from such services. For example, the work of valuation firms retained by the Company at the request of the Board benefit certain Accounts that invest in the same assets as the Company, but because such other Accounts did not request such services, they are not allocated any costs associated therewith. While it is generally expected that the Accounts requesting third-party services will bear the full expense associated therewith, GSAM may in its sole discretion determine to bear the portion of such expenses that would be allocable to the non-requesting Accounts had such Accounts requested the services.

Market Opportunity

The Goldman Sachs Asset Management Private Credit Team believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•
The middle-market represents a large target market opportunity. According to the National Center for the Middle Market and the CIA World Factbook, the U.S. middle market is composed of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product, employing approximately 48 million people.1 The Goldman Sachs Asset Management Private Credit Team believes that there is an attractive investment environment for BDCs to provide loans to U.S. middle market companies.

•
There have been secular changes in ownership structures of middle-market companies. The Goldman Sachs Asset Management Private Credit Team has observed a transformation in the ownership structures of private and public companies. The number of U.S. private-equity companies is at its highest level since 2000. Conversely, the number of listed U.S. domestic companies has dramatically declined over the same time period, yet the average market capitalization of listed U.S. companies has grown. The Goldman Sachs Asset Management Private Credit Team believes that this has resulted in a shift in the ownership of middle-market companies and thus has created a larger market opportunity for us to provide debt capital to the companies that we expect to target.

•
There is a large amount of un-invested private equity capital for middle-market companies. There is a large amount of un-invested private equity capital for North America buyout funds. The Goldman Sachs Asset Management Private Credit Team believes this creates additional capacity for us as the Goldman Sachs Asset Management Private Credit Team expects private equity firms will seek to leverage their investments by combining equity capital with debt capital.

•
Changes in business strategy by banks have further reduced the supply of capital to middle-market companies. The trend of consolidation of regional banks into money center banks has reduced the focus of these businesses on middle-market lending. Money center banks traditionally focus on lending and providing other services to large corporate clients to whom they can deploy larger amounts of capital more efficiently. The Goldman Sachs Asset Management Private Credit Team believes that this has resulted in fewer bank lenders to U.S. middle-market companies and reduced the availability of debt capital to the companies that we expect to target.

•
The capital markets have been unable to fill the void in middle-market finance left by banks. While underwritten bond and syndicated loan markets have been robust in recent years, middle-market companies are rarely able to access these markets as participants are generally highly focused on the liquidity characteristics of the bond or loan being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds and broadly syndicated loans. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions. Accordingly, the existence of an active secondary market for their investments is an important consideration in the initial investment decision. Because there is typically no active secondary market for the debt of U.S. middle-market companies, mutual funds and ETFs generally do not provide capital to U.S. middle-market companies. The Goldman Sachs Asset Management Private Credit Team believes that this is likely to be a persistent problem for the capital markets and creates an advantage for investors like us who have a more stable capital base and can therefore invest in illiquid assets.

•
It is difficult for new lending platforms to enter the middle market and fill the capital void because it is very fragmented. While the middle market is a very large component of the U.S. economy, it is a highly fragmented space with thousands of companies operating in many different geographies and industries. Typically, companies that need capital find lenders and investors based on pre-existing relationships, referrals and word of mouth. Developing the many relationships and wide-spread recognition required to become a source of capital to the middle market is a time consuming, highly resource-intensive endeavor. As a result, the Goldman Sachs Asset Management Private Credit Team believes that it is difficult for new lending platforms to successfully enter the middle market, thereby providing insulation from rapid shifts in the supply of capital to the middle market that might otherwise disrupt pricing of capital.

_________________________________________________________________________________________________________________

1 As of year-end December 2022 according to the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org (relying on data from the CIA World Factbook, available at https://www.cia.gov/the-world-factbook/). These websites are not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on these websites to be part of this annual report on Form 10-K or any other report we file with the SEC.

Competitive Advantages

GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high-net-worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Goldman Sachs, with approximately $2.55 trillion in firmwide assets under supervision as of December 31, 2022, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within GSAM, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, Goldman Sachs Asset Management Private Credit and its predecessors have invested over $170 billion, leveraging Goldman Sachs Asset Management Private Credit’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. Goldman Sachs Asset Management Private Credit invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

Our investment strategy is consistent with that of the broader Goldman Sachs Asset Management Private Credit platform, with a focus on capital preservation and capital appreciation and includes:

•
Leveraging Goldman Sachs Asset Management Private Credit’s position within GSAM: The Goldman Sachs Asset Management Private Credit Team, which is responsible for sourcing, diligencing, negotiating, structuring, monitoring and harvesting investment opportunities for the Company, is able to draw on the broader Goldman Sachs platform, network and relationships across the investment lifecycle to identify potentially attractive opportunities. Goldman Sachs is a leading global financial services firm and one of the world’s most experienced alternatives investors, and we expect to benefit not only from the Goldman Sachs network and relationships to identify potentially attractive opportunities, but also from a broad range of other resources offered by Goldman Sachs, including market insights, structuring capabilities and industry experts whose insights can enhance due diligence, structuring and investment monitoring processes.
•
Direct origination with borrowers: Goldman Sachs Asset Management Private Credit believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. Goldman Sachs Asset Management Private Credit’s direct origination platform has been developed over its more-than-25-year history of private credit investing and includes approximately 185 investment professionals across 15 cities and four continents as of December 2022. Goldman Sachs Asset Management Private Credit’s investment team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which it invests with a collaborative, solutions-oriented approach.
•
Prudent investment selection with intensive due diligence and credit analysis: We believe that Goldman Sachs Asset Management Private Credit’s substantial flow of potential investment opportunities, in combination with diligence practices developed over its more-than-25-year history of private credit investing, will enable us to invest in and selectively develop a diversified portfolio of high-quality companies. Goldman Sachs Asset Management Private Credit’s seasoned team and underwriting approach reflects deep sector expertise and seeks to identify attractive trends and pursue investments accordingly, through its approach to fundamental credit analysis driven by intensive investment research.
•
Provision of large-sized commitments: We believe that Goldman Sachs Asset Management Private Credit’s capability to hold large-sized, directly originated investments drives our ability to source, negotiate and commit capital in attractive opportunities. We intend to invest substantially alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs, which we believe will provide us with access to a wide range of opportunities, and allow us to commit to larger investment across the GSAM platform.
•
Structuring expertise with a focus on risk mitigation: Goldman Sachs Asset Management Private Credit has significant structuring capabilities with a seasoned team of investment professionals, including the Private Credit Investment Committee (as defined below), who have over 20 years of experience on average. We seek to mitigate risk by investing primarily in senior secured debt, which is secured by a collateral package that often results in a higher rate of recovery in the event of default as compared to unsecured and subordinated investments. Senior secured debt has favorable characteristics that typically include a senior ranking in the capital structure of the borrower with priority of repayment, security of collateral and protective contractual rights that may include affirmative and negative covenants that restrict the borrower’s ability to incur additional indebtedness, make restricted payments or execute other transactions or implement changes that may be negative to lenders. In addition, Goldman Sachs Asset Management Private Credit has experience investing across the capital structure, which will enable us to consider different investment structures and expand our opportunity funnel.
•
Rigorous portfolio management: Goldman Sachs Asset Management Private Credit’s active approach to portfolio management centers on team continuity through the lifecycle of an investment, from sourcing and underwriting through investment monitoring and maturity. Investment professionals actively monitor portfolio companies’ operations and financial condition, and senior secured loan agreements typically provide for regular reporting which includes borrower performance, compliance and notification of adverse events. We believe the Goldman Sachs platform adds additional value to our portfolio companies through its extensive network, research capabilities and connectivity across the global capital markets.

•
Focus on companies with attractive business fundamentals: Capital preservation is central to our investment strategy. Generally, we will seek to target companies with the following characteristics: (i) strong and defensible market positions, (ii) stable or growing revenues and free cash flow, (iii) attractive business models, (iv) experienced and well-regarded management teams, (v) reputable private equity or private family sponsors, as applicable, (vi) a meaningful amount of equity cushion or junior capital (i.e., any equity or debt in the capital structure that is subordinated to our investment), and (vii) viable exit strategies. We intend to make investments in companies located primarily in the United States.

Operating and Regulatory Structure

We have elected to be treated as a BDC under the Investment Company Act. As a BDC, we are generally prohibited from acquiring assets other than qualifying assets unless, after giving effect to any acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the rules of the Investment Company Act, “eligible portfolio companies” include (i) private U.S. operating companies, (ii) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (iii) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through OTC Markets are not listed on a national securities exchange and therefore are eligible portfolio companies. In addition, we currently are an “emerging growth company,” as defined in the JOBS Act. See “—Qualifying Assets.”

We have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2021. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends if we meet certain source of income, distribution, and asset diversification requirements. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. In addition, the distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

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

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system is as follows:

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

Our Investment Adviser grades the investments in our portfolio at least quarterly, and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

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

Properties

We do not own any real estate or other properties materially important to our operations. Our principal executive offices are located at 200 West Street, New York, New York 10282. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Legal Proceedings

We and our Investment Adviser are not currently subject to any material legal proceedings, although we may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

Our Administrator

Pursuant to our Administration Agreement (as defined below), State Street Bank and Trust Company (the “Administrator”) is responsible for providing various accounting and administrative services to us. Our Administrator is entitled to fees as described in “—Administration Agreement.” To the extent that our Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. See “—Administration Agreement.”

Management Agreements

Investment Management Agreement

The investment management agreement (the “Investment Management Agreement”) with our Investment Adviser was entered into as of November 1, 2021, pursuant to which the Investment Adviser manages our investment program and related activities.

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

Management Services

Pursuant to the terms of the Investment Management Agreement, Goldman Sachs Asset Management, subject to the overall supervision of the Board of Directors, manages our day-to-day operations and provides investment advisory and management services to us. The Investment Adviser may also manage other investment funds and accounts that have investment programs that are similar to ours. “Item 1A. Risk Factors—Our Business and Structure — Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest.”

Subject to compliance with applicable law and published SEC guidance, nothing contained in the Investment Advisory Agreement in any way precludes, restricts or limits the activities of our Investment Adviser or any of its respective subsidiaries or affiliated parties. The Investment Adviser will keep the Board of Directors well informed as to the identity and title of each member of the BDC Investment Committee and provide the Board of Directors such other information with respect to such persons and the functioning of the BDC Investment Committee as the Board of Directors may, from time to time, request.

For the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, Management Fees (as defined below) amounted to $0.82 million and $0.01 million and the Investment Adviser waived $0.19 million and $0.01 million. As of December 31, 2022, $0.39 million remained payable.

Management Fee

Pursuant to the Investment Management Agreement, the Company pays to the Investment Adviser a management fee (the “Management Fee”) as follows:

The Management Fee is payable quarterly in arrears. Prior to the occurrence (if any) of a listing, the Management Fee will be equal to 0.1875% (i.e., an annual rate of 0.75%) of our average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the then-current calendar quarter and the prior calendar quarter. For the avoidance of doubt, the Management Fee for our first quarter (i.e., the period beginning on the Initial Drawdown Date and ending on the last day of the quarter in which the Initial Drawdown Date occurred) will be equal to 0.1875% (i.e., an annual rate of 0.75%) of our average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of such quarter and zero. The Management Fee for any partial quarter will be appropriately prorated. The Investment Adviser waives a portion of its management fee payable by the Company in an amount equal to the management fees it earns as an investment adviser for any affiliated money market funds in which we invest.

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

We will accrue, but not pay, a portion of the Incentive Fee based on capital gains with respect to net unrealized appreciation. Under GAAP, we are required to accrue an Incentive Fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the Incentive Fee based on capital gains, we consider the cumulative aggregate unrealized capital appreciation in the calculation, since an Incentive Fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative net realized capital gains and losses and aggregate cumulative net unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 15% (which will be increased to 20% in the event of a listing) of such amount, minus the aggregate amount of actual Incentive Fees based on capital gains paid in all prior periods (or, following the occurrence (if any) of a listing, in all prior periods beginning with the date on which such event occurs). If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, Incentive Fees based on income amounted to $0.00 million and $0.00 million. For the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, the Company accrued Incentive Fees based on capital gains under GAAP of $(0.03) million and $0.03 million, which was not realized.

Example of Calculation of the Incentive Fee based on Income Assumptions

Assumptions(1)

•
Quarter 1
o
Net Asset Value at the start of Quarter 1 = $100.0 million
o
Quarter 1 Ordinary Income = $6.0 million
o
Quarter 1 Net Capital Gain = $1.0 million
o
Quarter 1 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate)
o
Quarter 1 Catch-up Amount = $2.06 million (calculated based on an annualized 8.24% rate)
•
Quarter 2
o
Net Asset Value at the start of Quarter 2 = $100.0 million
o
Quarter 2 Ordinary Income = $1.5 million
o
Quarter 2 Net Capital Gain = $1.0 million
o
Quarter 2 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate)
o
Quarter 2 Catch-up Amount = $2.06 million (calculated based on an annualized 8.24% rate)
•
Quarter 3
o
Net Asset Value at the start of Quarter 3 = $100.0 million
o
Quarter 3 Ordinary Income = $2.0 million
o
Quarter 3 Net Capital Loss = ($6.0) million
o
Quarter 3 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate)
o
Quarter 3 Catch-up Amount = $2.06 million (calculated based on an annualized 8.24% rate)
•
Quarter 4
o
Net Asset Value at the start of Quarter 4 = $100.0 million
o
Quarter 4 Ordinary Income = $3.5 million
o
Quarter 4 Net Capital Gain = $3.0 million
o
Quarter 4 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate)
o
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

For the year ended December 31, 2022, we paid our Investment Adviser a total of $0.24 million in fees, which consisted of $0.24 million in Management Fees and $0 million in Incentive Fees. For the period from October 29, 2021 (commencement of operations) to December 31, 2021, we paid our Investment Adviser a total of $0 million in fees, which consisted of $0 million in Management Fees and $0 million in Incentive Fees.

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

Limited Liability of our Investment Adviser

The Investment Management Agreement provides that our Investment Adviser shall not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Management Agreement relates, except a loss resulting from our Investment Adviser’s willful misfeasance, bad faith or gross negligence in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Management Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us will be deemed, when acting within the scope of such employment, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors—Our Business and Structure—Our Investment Adviser will be paid the Management Fee even if the value of an investment declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

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

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with the Administrator, under which the Administrator is responsible for providing various accounting and administrative services to us.

The Administration Agreement provides that the Administrator is not liable to us for any damages or other losses arising out of the performance of its services thereunder except under certain circumstances, and contains provisions for the indemnification of the Administrator by us against liabilities to other parties arising in connection with the performance of its services to us. We pay the Administrator fees for its services as we determine are commercially reasonable in our sole discretion. We also reimburse the Administrator for all reasonable expenses. To the extent that our Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions.

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

License Agreement

We are party to a license agreement (the “License Agreement”) with an affiliate of Goldman Sachs pursuant to which we have been granted a non-exclusive, royalty-free license to use the “Goldman Sachs” name. Under this agreement, we do not have a right to use the Goldman Sachs name if GSAM or another affiliate of Goldman Sachs is not our investment adviser or if our continued use of such license results in a violation of applicable law, results in a regulatory burden or has adverse regulatory consequences. Other than with respect to this limited license, we have no legal right to the “Goldman Sachs” name.

Regulation

We have elected to be treated as a BDC under the Investment Company Act. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers) principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the Investment Company Act. In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the vote: (i) of 67% or more of the voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy or (ii) of more than 50% of the outstanding voting securities of such company, whichever is less.

Any issuance of preferred stock must comply with the requirements of the Investment Company Act. The Investment Company Act requires, among other things, that (1) immediately after issuance and before any dividend or other distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two full years or more. Certain other matters under the Investment Company Act require a separate class vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would be entitled to vote separately as a class from the holders of common stock on a proposal involving a plan of reorganization adversely affecting such securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed a “principal underwriter” as that term is defined under the Securities Act. We may purchase or otherwise receive warrants which offer an opportunity (not a requirement) to purchase common stock of a portfolio company in connection with an acquisition financing or other investments. Similarly, we may acquire rights that obligate an issuer of acquired securities or their affiliates to repurchase the securities at certain times, under certain circumstances. We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot (1) acquire more than 3% of the total outstanding voting stock of any registered investment company, (2) invest more than 5% of the value of our total assets in the securities of one registered investment company, or (3) invest more than 10% of the value of our total assets in the securities of registered investment companies in general. These limitations do not apply where we acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our policies described above are fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the Investment Company Act.

Private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the Investment Company Act are also subject to certain of the limits under the Investment Company Act noted above. Specifically, such private funds may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the Investment Company Act are also subject to the restriction as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors would be required to hold a smaller position in our shares than if they were not subject to such restrictions.

We are generally not able to issue and sell common stock at a price below the then-current NAV per share. We may, however, sell common stock at a price below the then-current NAV per share if the Board of Directors determines that such sale is in our best interests and the best interests of the stockholders, and the stockholders approve such sale.

We expect to deploy substantially all proceeds from our offerings for investment purposes within three years of the Final Closing Date.

Qualifying Assets

Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to herein as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets (not including certain assets specified in the Investment Company Act) represent at least 70% of such BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

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
b.
is not an investment company (other than a small business investment company (“SBIC”) wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and
c.
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
(6)
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the asset diversification requirements necessary to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of equity securities senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 150% immediately after each such issuance. On November 1, 2021, the Initial Member approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective the following day. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to stockholders or the repurchase of the shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of its total assets for temporary purposes without regard to asset coverage. A loan is presumed to be made for temporary or emergency purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us” and “—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and we have also approved our Investment Adviser’s code of ethics that it adopted in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These codes of ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. The codes of ethics are available on the EDGAR database on the SEC’s internet site at http://www.sec.gov. Copies may also be obtained by electronic request to publicinfo@sec.gov.

Proxy Voting Policies and Procedures

We have delegated the voting of portfolio securities to our Investment Adviser. For client accounts for which our Investment Adviser has voting discretion, our Investment Adviser has adopted policies and procedures (the “Proxy Voting Policy”) for the voting of proxies. Under the Proxy Voting Policy, our Investment Adviser’s guiding principles in performing proxy voting are to make decisions that favor proposals that tend to maximize a company’s stockholder value and are not influenced by conflicts of interest. To implement these guiding principles for investments in publicly traded equities, our Investment Adviser has developed customized proxy voting guidelines (the “Guidelines”) that it generally applies when voting on behalf of client accounts. These Guidelines address a wide variety of individual topics, including, among other matters, stockholder voting rights, anti-takeover defenses, board structures, the election of directors, executive and director compensation, reorganizations, mergers, issues of corporate social responsibility and various stockholder proposals.

The Proxy Voting Policy, including the Guidelines, is reviewed periodically to assure that it continues to be consistent with our Investment Adviser’s guiding principles. The Guidelines embody the positions and factors our Investment Adviser generally considers important in casting proxy votes.

Our Investment Adviser has retained a third-party proxy voting service (the “Proxy Service”), currently Institutional Shareholder Services, to assist in the implementation and administration of certain proxy voting-related functions including operational, recordkeeping, and reporting services. The Proxy Service also prepares a written analysis and recommendation (a “Recommendation”) of each proxy vote that reflects the Proxy Service’s application of the Guidelines to particular proxy issues. While it is our Investment Adviser’s policy generally to follow the Guidelines and Recommendations from the Proxy Service, our Investment Adviser’s portfolio management teams (the “Portfolio Management Teams”) may on certain proxy votes seek approval to diverge from the Guidelines or a Recommendation by following an “override” process. Such decisions are subject to a review and approval process, including a determination that the decision is not influenced by any conflict of interest. A Portfolio Management Team that receives approval through the override process to cast a proxy vote that diverges from the Guidelines and/or a Recommendation may vote differently than other Portfolio Management Teams that did not seek to override the vote. In forming their views on particular matters, the Portfolio Management Teams are also permitted to consider applicable regional rules and practices, including codes of conduct and other guides, regarding proxy voting, in addition to the Guidelines and Recommendations. Our Investment Adviser may hire other service providers to replace or supplement the Proxy Service with respect to any of the services our Investment Adviser currently receives from the Proxy Service.

From time to time, our Investment Adviser may face regulatory, compliance, legal or logistical limits with respect to voting securities that it may purchase or hold for client accounts which can affect our Investment Adviser’s ability to vote such proxies, as well as the desirability of voting such proxies. Among other limits, federal, state and foreign regulatory restrictions or company specific ownership limits, as well as legal matters related to consolidated groups, may restrict the total percentage of an issuer’s voting securities that our Investment Adviser can hold for clients and the nature of our Investment Adviser’s voting in such securities. Our Investment Adviser’s ability to vote proxies may also be affected by, among other things: (i) late receipt of meeting notices; (ii) requirements to vote proxies in person; (iii) restrictions on a foreigner’s ability to exercise votes; (iv) potential difficulties in translating the proxy; (v) requirements to provide local agents with unrestricted powers of attorney to facilitate voting instructions; and (vi) requirements that investors who exercise their voting rights surrender the right to dispose of their holdings for some specified period in proximity to the stockholder meeting.

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

Stockholders may obtain information about how we voted proxies by making a written request for proxy voting information to: State Street Bank and Trust Company, our Administrator. Voting decisions with respect to fixed income securities and the securities of privately held issuers generally will be made by our Investment Adviser based on its assessment of the particular transactions or other matters at issue.

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

We may collect nonpublic personal information regarding investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between us and individual investors. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for everyday business purposes, for example, to service the investor’s accounts and, unless an investor opts out, provide the investor with information about other products and services offered by us or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as authorized by the investors in investor subscription agreements or our organizational documents; (ii) as required by applicable law or in connection with a properly authorized legal or regulatory investigation, subpoena or summons, or to respond to judicial process or government regulatory authorities having property jurisdiction; (iii) as required to fulfill investor instructions; or (iv) as otherwise permitted by applicable law to perform support services for investor accounts or process investor transactions with us or our affiliates.

Any party not affiliated with us that receives nonpublic personal information relating to investors from us is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A Risk Factors—Operational—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.”

Other

We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by BDCs with affiliates to prohibit “joint” transactions among entities that share a common investment adviser or under common control with the investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we can make negotiated co-investments pursuant to an order from the SEC permitting us to do so.

On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

In addition, we have filed an application to amend the Relief to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurance if and when we will receive the amended exemptive order.

As a BDC, the SEC will periodically examine us for compliance with the Investment Company Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company in order to protect against larceny and embezzlement, covering each of our officers and employees, who may singly, or jointly with others, have access to our securities or funds. Furthermore, as a BDC, we are prohibited from protecting any director, officer, investment adviser or underwriter against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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
•
our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
•
our periodic reports must disclose whether there were any changes in our internal controls over financing reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Compliance with the JOBS Act

We are, and expect to remain, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, as it may be amended from time to time (the “JOBS Act”), until the earliest of:

•
the last day of the fiscal year in which our total annual gross revenues are $1.235 billion or more;
•
the date on which we have issued more than $1 billion in non-convertible debt in the previous three years; or
•
the last day of a fiscal year in which we (1) have an aggregate worldwide market value of common stock held by non-affiliates of $700 million or more (measured at the end of each fiscal year) as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act); or
•
the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities under an effective Securities Act registration statement.

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See “Item 1A. Risk Factors—Legal and Regulatory— Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.”

In addition, Section 13(a) of the Exchange Act, as amended by Section 102(b) of the JOBS Act, provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. However, pursuant to Section 107 of the JOBS Act, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of GS Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve Board (the “Federal Reserve”). Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, GS Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Legal and Regulatory—Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.”

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

Summary Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities:

•
The capital markets are currently in a period of economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.
•
Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, and Russia’s military invasion of Ukraine, create and exacerbate risks.
•
Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
•
Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. If we fail to maintain our status as a BDC, we might be regulated as a registered closed-end investment company, which would subject us to additional regulatory restrictions. We will be subject to corporate-level U.S. federal income tax at corporate rates (and any applicable U.S. state and local taxes) on all of our income if we are unable to maintain our qualification for tax treatment as a RIC.
•
Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.
•
There are risks associated with any potential merger with or asset sale to another BDC.
•
Our ability to enter into transactions with our affiliates is restricted.
•
Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.
•
Commodity Futures Trading Commission (“CFTC”) rules may have a negative impact on us and our Investment Adviser. Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
•
Certain investors are limited in their ability to make significant investments in us.

•
We depend upon management personnel of our Investment Adviser for our future success.
•
We operate in a highly competitive market for investment opportunities.
•
Failures in information systems and cybersecurity incidents may have adverse impacts on us and/or our portfolio companies.
•
We are a new company and have a limited operating history.
•
The potentially limited term and the expiration of the Investment Period may impact our investment strategy.
•
Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
•
Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee may have certain conflicts of interest.
•
Goldman Sachs’s financial and other interests may incentivize our Investment Adviser to favor other Accounts.
•
Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.
•
Our ability to grow depends on our access to adequate capital.
•
We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•
The Incentive Fee based on income takes into account our past performance, and we may be obligated to pay the Investment Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio. The conflicts of interest faced by the Investment Adviser caused by compensation arrangements with us could result in actions that are not in the best interests of our stockholders. Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.
•
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
•
We may experience fluctuations in our quarterly results.
•
Our investments are very risky and highly speculative.
•
Investing in middle-market companies involves a number of significant risks.
•
We have exposure to credit risk and other risks related to credit investments.
•
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•
We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.
•
Many of our portfolio securities do not have a readily available market price, and we value these securities at fair value as determined in good faith in accordance with the Investment Company Act, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.
•
The lack of liquidity in our investments may adversely affect our business.
•
Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
•
We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•
Our failure or inability to make follow-on investments in our portfolio companies could impair the value of our portfolio.
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
•
Our portfolio companies may be highly leveraged.
•
Investing in our securities involves an above-average degree of risk.
•
Investors in offering after the initial closing could receive fewer shares of our common stock than anticipated.
•
A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
•
We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
•
Our common stock is subject to significant transfer restrictions, and an investment in our common stock generally will be illiquid. To the extent an investor is able to sell its common stock, such investor may not be able to recover the amount of its investment in our common stock.
•
Certain provisions of our certificate of incorporation and bylaws and the Delaware General Corporation Law (“DGCL”), as well as other aspects of our structure, including the substantial ownership interest of Group Inc., could deter takeover attempts and have an adverse impact on the price of our common stock.
•
Investors may face various tax risks and consequences as a result of their investment in us.

•
To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Market Developments and General Business Environment

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

From time to time, capital markets experience periods of disruption and instability. Social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. capital markets have experienced extreme disruption since the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of, among other things, uncertainty regarding the COVID-19 pandemic, the fluctuating price of commodities such as oil, and Russia’s military invasion of Ukraine. Despite remedial actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These and any other unfavorable economic conditions could increase our funding costs and/or limit our access to the capital markets. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic, Russia’s military invasion of Ukraine, and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Disruptions in economic activity, such as those caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine, have limited and could continue to limit our investment originations, limit our ability to grow, increase our funding costs, and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. In addition, market conditions (including inflation, supply chain issues and decreased consumer demand) have adversely impacted, and could in the future have further negative impact on the operations of certain of our portfolio companies. If the financial results of middle-market companies, like those in which we invest, experience deterioration, it could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Further deterioration in market conditions may further depress the outlook for those companies. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, and Russia’s military invasion of Ukraine, create and exacerbate risks.

Social, political, economic and other conditions and events in the United States, the United Kingdom, the European Union and China (such as natural disasters, epidemics and pandemics, terrorism, military conflicts and social unrest) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

The uncertainties caused by these conditions and events could result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants; limitations on the activities of investors in the financial markets; and substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets.

While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved in 2021, certain of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic have persisted, including: (i) relatively weak consumer confidence; (ii) ongoing heightened credit risk with regard to industries that have been most severely impacted by the pandemic, including, at times, oil and gas, gaming and lodging, and airlines; (iii) higher cyber security, information security and operational risks; and (iv) interruptions in the supply chain that have adversely affected many businesses and have contributed to higher rates of inflation. For example, the COVID-19 pandemic has created disruptions in supply chains and economic activity and contributed to labor difficulties.

Depending on the duration and severity of the pandemic going forward, as well as the effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) the decline in value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act, (v) our ability to maintain our distributions at their current level or to pay them at all, or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may experience economic recession, and we anticipate our businesses could be materially and adversely affected by a prolonged recession in the United States and other major global markets. See “—The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.”

Disruptions in the capital markets, including disruptions resulting from inflation, a rising interest-rate environment, and uncertainties caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector, and re-pricing of credit risk in the broadly syndicated market. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

In addition, Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the government of the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The duration of hostilities and the vast array of sanctions and related events (including cyber incidents and espionage) cannot be predicted. Those events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. See “—Market Developments and General Business Environment —Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic and Russia’s military invasion of Ukraine, create and exacerbate risks.” Any market disruptions as a result of such acts could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory

Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a registered closed-end investment company, which would subject us to additional regulatory restrictions.

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

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act. This would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause us to lose our RIC status or cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.

We will be subject to U.S. federal income tax at corporate rates (and any applicable U.S. state and local taxes) on all of our income if we are unable to maintain our qualification for tax treatment as a RIC, which would have a material adverse effect on our financial performance.

Although we have elected to be treated as a RIC, and we intend to qualify for tax treatment as a RIC annually, we cannot assure you that we will be able to do so. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source-of-income and quarterly-asset diversification requirements described below.

•
The annual distribution requirement for a RIC will generally be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year (the “Annual Distribution Requirement”). Because we use debt financing, we are subject to an asset coverage ratio requirement under the Investment Company Act, and we are subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to maintain our qualification for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).
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
•
The asset diversification requirement will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs and other acceptable securities, and no more than 25% of the value of our assets is invested in (i) the securities (other than U.S. government securities or securities of other RICs) of one issuer, (ii) the securities (other than the securities of other RICs) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be made in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to maintain our qualification for tax treatment as a RIC for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to U.S. federal income tax at corporate rates (and any applicable U.S. state and local taxes). In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance.

Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The Investment Company Act limits our ability to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” to amounts such that our asset coverage ratio, as defined under the Investment Company Act, equals at least 150% immediately after such borrowing or issuance if certain requirements are met, rather than 200%, as previously required and as described below. Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous to us and, as a result, our stockholders. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. The Initial Member approved a proposal permitting us to reduce our asset coverage ratio to 150%.

We are generally not able to issue and sell our common stock at a price per share below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock (i) with the consent of a majority of our common stockholders (and a majority of our common stockholders who are not affiliates of ours), and (ii) if, among other things, a majority of our Independent Directors and a majority of our directors who have no financial interest in the transaction determine that a sale is in the best interests of us and our stockholders.

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

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. See “Item 1. Business—Compliance with the Sarbanes-Oxley Act.” We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred, and expect to continue to incur, significant annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being subject to these reporting requirements.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.

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

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes and uncertainty regarding any such changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding certain legislation and the regulations that have been adopted (and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

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

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While we do not know whether any such regulation will be implemented or what form it would take, increased regulation of non-bank credit extension would negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

We may be materially affected by market, economic and political conditions globally and in the jurisdictions and sectors in which we invest or operate, including economic outlook, factors affecting interest rates, the availability of credit, currency exchange rates and trade barriers. Recent populist and anti-globalization movements, particularly in the United States, may result in material changes in economic trade and immigration policies, all of which could lead to significant disruption of global markets and could have adverse consequences for our investments.

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Congress has recently enacted significant changes to the existing U.S. tax rules. The likelihood of any new legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification and could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

The United States Congress recently considered a proposal that would have, if enacted, had a significant adverse impact on individual retirement account (“IRA”) investors, including potentially terminating the IRA status of an IRA that acquires or holds an investment in certain private investment funds (including the Company), subjecting all of the investments in the IRA to significant taxes and subjecting the IRA’s owner to significant penalties. Other proposed legislation would have, if enacted, limited contributions by or on behalf of a high-income taxpayer to an IRA if the aggregate account balance in all applicable retirement plans (as defined in the proposal) maintained by or on behalf of the taxpayer exceeded a threshold dollar amount. These proposals were not ultimately included in the legislation passed by the United States House of Representatives. Nonetheless, it is possible that either or both of these proposals (or other proposals that would adversely impact IRA investors) could be enacted as part of future tax reform legislative efforts.

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

In certain circumstances, we and other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

In addition, we have filed an application to amend the Relief to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurance if and when we will receive the amended exemptive order.

Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.

GS Group Inc. is a BHC under the BHCA and therefore subject to supervision and regulation by the Federal Reserve. In addition, GS Group Inc. is a FHC under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, these restrictions could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, GS Group Inc. and their respective affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and to us may restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, GS Group Inc. may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments.

These restrictions may materially adversely affect us by affecting our Investment Adviser’s ability to pursue certain strategies within our investment program or trade in certain securities. In addition, GS Group Inc. may cease in the future to qualify as an FHC, which may subject us to additional restrictions. Moreover, we can offer no assurance that the bank regulatory requirements applicable to GS Group Inc. and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us.

GS Group Inc. may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulations or other restrictions on, GS Group Inc., us or other accounts managed by our Investment Adviser and its affiliates. GS Group Inc. may seek to accomplish this result by causing Goldman Sachs Asset Management to resign as our Investment Adviser, voting for changes to our Board of Directors, causing Goldman Sachs personnel to resign from our Board of Directors, reducing the amount of GS Group Inc.’s investment in us (if any), revoking our right to use the Goldman Sachs name or any combination of the foregoing, or by such other means as it determines in its sole discretion. Any replacement investment adviser appointed by us may be unaffiliated with Goldman Sachs.

Commodity Futures Trading Commission rules may have a negative impact on us and our Investment Adviser.

The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

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

In August 2022, Rule 18f-4 under the Investment Company Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions) became effective. Under the newly adopted rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under the final rule, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Certain investors are limited in their ability to make significant investments in us.

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act and certain other unregistered investment companies are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock other than in accordance with the Investment Company Act (measured at the time of the acquisition, including through conversion of convertible securities). Investment companies registered under the Investment Company Act and BDCs are also subject to this restriction as well as other regulatory limitations that restrict the amount that they are able to invest in our securities. As a result, certain investors may be precluded from acquiring additional shares at a time that they might desire to do so.

Competition

We depend upon management personnel of our Investment Adviser for our future success.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of Goldman Sachs Asset Management Private Credit, together with other investment professionals that our Investment Adviser currently retains or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the BDC Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure stockholders that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Our Business and Structure—Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

We operate in a highly competitive market for investment opportunities.

A number of entities, including the Accounts and other entities, compete with us to make the types of investments that we make. We compete with other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligations (“CLOs”), private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, perpetual fund lives, and/or access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and other Accounts or any other entities managed by our Investment Adviser, and co-investment may not be possible. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

We do not seek to compete primarily based on the interest rates we offer, and the Investment Adviser believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we believe our competitive strengths include: (i) the positioning of Goldman Sachs Asset Management Private Credit within Goldman Sachs, given its associated relationship, sourcing and expertise advantages; (ii) Goldman Sachs Asset Management Private Credit’s experience and breadth as an investor; (iii) Goldman Sachs Asset Management Private Credit’s experienced team and history of investment performance; (iv) Goldman Sachs Asset Management Private Credit’s depth, breadth and duration of relationships with financial sponsors, companies, borrowers and other industry participants; and (v) the alignment of interest between the Company and the Goldman Sachs private credit platform through side-by-side investments alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs,. For a further discussion of our competitive strengths, see “Item 1. Business—Competitive Advantages.”

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments. We cannot assure investors that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

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
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts and acts of war; and/or
•
cyber incidents.

In addition to our dependence on information systems, poor operating performance by our service providers could adversely impact us.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the value of our securities and our ability to pay distributions to our stockholders.

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

Cybersecurity risks and cyber incidents have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. The occurrence of a disaster, such as a cyber incident against us, any of our portfolio companies, or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We and our portfolio companies depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems, networks, and data, like those of other companies, could be subject to cyber incidents and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third-party service providers with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above.

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber incidents could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above, are heightened under the current conditions.

Goldman Sachs and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

In addition, cybersecurity has become a top priority for lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Investment Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

Unless earlier liquidated by the Board of Directors or extended by the Board of Directors (and, to the extent necessary, a majority-in-interest of the stockholders), the term of the Company (the “Term”) will end on the sixth anniversary of the Final Closing Date unless an Exit Event occurs prior to that time. Due to the potentially finite term of the Company, we may be required to sell investments at an inopportune time, which could adversely affect our performance and/or cause us to seek to invest in loans with a shorter term than would be the case if our Term were longer, which might adversely affect the nature and/or quality of our investments.

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, have contributed and may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but we can offer no assurance that we will be successful in doing so.

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the United States as well as globally. Fiscal and monetary actions taken by United States and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us. In addition, in 2022, the Federal Reserve raised short-term interest rates and has indicated additional interest rate increases may come.

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

Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee may have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its BDC Investment Committee and our officers and directors serve and may serve in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. Certain of these individuals could have obligations to investors in other Accounts, the fulfillment of which is not in our best interests or the best interests of our stockholders and we expect that investment opportunities will satisfy the investment criteria for both us and such other Accounts. In addition, Goldman Sachs Asset Management and its affiliates also manage other accounts, and expect to manage other vehicles or accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by Goldman Sachs Asset Management could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts.

As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. If we are unable to rely on the Relief for a particular opportunity, when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

Goldman Sachs’s financial and other interests may incentivize our Investment Adviser to favor other Accounts.

Our Investment Adviser receives performance-based compensation in respect of its investment management activities on our behalf, which rewards our Investment Adviser for positive performance of our investment portfolio. As a result, our Investment Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, the Investment Adviser may simultaneously manage other Accounts for which the Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts, and such investments may constitute all or substantial percentages of such other Accounts’ outstanding equity interests. Therefore, the Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, the Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an investment adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different from, the investments and performance of other Accounts.

Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the BDC Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with the Accounts, as well as responsibilities under the Investment Management Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure investors that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our access to adequate capital.

If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2021. To maintain our qualification for tax treatment as a RIC, among other requirements, we are required to timely distribute to our stockholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new investments. During the Investment Period, we may issue stock to new investors, but our ability to sell additional securities may be adversely affected by a number of factors including our performance prior to such date or general market conditions. While we are permitted to reinvest proceeds realized from the sale or repayment of investments during the Investment Period, subject to the requirements of Section 852(a) of the Code and the terms of any indebtedness or preferred stock, after the expiration of the Investment Period, we will not be permitted to do so, subject to certain exceptions. Accordingly, after the Investment Period, we expect to use debt financing to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of our common stockholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our common stockholders. In addition, we would have to service any additional debt that we incur, including interest expense on debt and dividends on preferred stock that we may issue, as well as the fees and costs related to the entry into or amendments to debt facilities. These expenses (which may be higher than the expenses on our current borrowings due to the rising interest rate environment) would decrease net investment income, and our ability to pay such expenses will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, leverage will increase the Management Fee payable to our Investment Adviser, which is based on our gross assets, including those assets acquired through the use of leverage but excluding cash and cash equivalents.

In addition to having claims on our assets that are superior to the claims of our common stockholders, any obligations to the lenders will be secured by a first-priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our stockholders. Furthermore, the revolving credit facility with Bank of America, N.A. (the “Revolving Credit Facility”) imposes, and any credit agreement or other debt financing agreement into which we may enter may impose, financial and operating covenants that restrict our investment activities (including restrictions on industry concentrations) remedies on default and similar matters. In connection with any future borrowings, our lenders may also require us to pledge assets.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Common Stockholders (1)	(17.38)%	(9.91)%	(2.45)%	5.01%	12.47%
(1)
Based on (i) $256.15 million in total assets as of December 31, 2022, (ii) $79.44 million in outstanding indebtedness as of December 31, 2022,, (iii) $171.66 million in net assets as of December 31, 2022, and (iv) annualized average interest rate on our indebtedness, as of December 31, 2022, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 5.30%.

Our Investment Adviser will be paid the Management Fee even if the value of an investment in the Company declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.

The Management Fee is payable even in the event the value of a stockholder’s investment declines.

The Investment Adviser receives substantial fees from us in return for its services, and these fees could influence the advice provided to us. The Management Fee is calculated as a percentage of the average value of our gross assets including borrowed funds (excluding cash or cash equivalents) at the end of the prior two completed calendar quarters. Accordingly, the Management Fee is payable regardless of whether the value of our gross assets and/or an investment in the Company has decreased during the then-current quarter and creates an incentive for the Investment Adviser to incur leverage.

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

The Incentive Fee payable by us to our Investment Adviser also may create an incentive for our Investment Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our Incentive Fee, however, includes accrued interest. Thus, a portion of this Incentive Fee is based on income that we have not yet received in cash. This risk could be increased because our Investment Adviser is not obligated to reimburse us for any Incentive Fees received even if we subsequently incur losses or never receive in cash the accrued income (including accrued income with respect to original issue discount (“OID”), payment-in-kind (“PIK”) interest and zero-coupon securities). Furthermore, in the event of a listing, our Investment Adviser will be able to earn a higher Incentive Fee.

If we increase leverage, the management fees payable to our Investment Adviser will be higher than if we did not use leverage, irrespective of the return on the incremental assets. In addition, as leverage generally would magnify positive returns, if any, on our portfolio, as noted above, the use of leverage may cause our net investment income to exceed the quarterly hurdle rate for the Incentive Fee on income payable to our Investment Adviser at a lower average return on our portfolio.

The Incentive Fee based on income takes into account our past performance.

The Incentive Fee based on income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted, from the Trailing Twelve Quarters. The effect of calculating the Incentive Fee using reference to the Trailing Twelve Quarters is that, in certain limited circumstances, an Incentive Fee based on income will be payable to our Investment Adviser although our net income for such quarter did not exceed the hurdle rate or the Incentive Fee will be higher than it would have been if calculated based on our performance for the applicable quarter without taking into account the Trailing Twelve Quarters. For example, if we experience a net loss for any particular quarter, an Incentive Fee may still be paid to our Investment Adviser if such net loss is less than the net loss for the most recent quarter that preceded the Trailing Twelve Quarters. In such circumstances, our Investment Adviser would be entitled to an Incentive Fee whereas it would not have been entitled to an Incentive Fee if calculated solely on the basis of our performance for the applicable quarter.

Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.

There are significant potential conflicts of interest that could negatively impact our investment returns. A number of these potential conflicts of interest with affiliates of our Investment Adviser and GS Group Inc. are discussed in more detail elsewhere in this report.

GS Group Inc. is a publicly held FHC and a leading global financial institution that provides investment banking, securities, and investment management services to a diversified client base, including companies and high-net-worth individuals, among others. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of their customers, and have other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee may have certain conflicts of interest” and “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

In addition, subject to applicable law, GS & Co. may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns.

Furthermore, Goldman Sachs is currently, and in the future expects to be, raising capital for new public and private investment vehicles that have, or when formed will have, the primary purpose of directly originating senior secured corporate credit. These investment vehicles, as well as existing investment vehicles (including other Accounts), will compete with us for investments. Although our Investment Adviser and its affiliates will endeavor to allocate investment opportunities among its clients, including us, in a fair and equitable manner and consistent with applicable allocation procedures, it is expected that, in the future, we may not be given the opportunity to participate in investments made by other Accounts or that we may participate in such investments to a lesser extent due to participation by such other Accounts.

In addition, Goldman Sachs or another investment account or vehicle managed or controlled by Goldman Sachs or another client of the Investment Adviser may hold securities, loans or other instruments of a portfolio company in a different class or a different part of the capital structure than securities, loans or other instruments of such portfolio company held by us. As a result, Goldman Sachs or such other investment account or vehicle or such other client of the Investment Adviser may pursue or enforce rights or activities, or refrain from pursuing or enforcing rights or activities, on behalf of its own account, that could have an adverse effect on us. In addition, to the extent Goldman Sachs has invested in a portfolio company for its own account, Goldman Sachs may limit the transactions engaged in by us with respect to such portfolio company or issuer for reputational, legal, regulatory or other reasons.

Stockholders should note the matters discussed in “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the Investment Company Act or other applicable laws) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our securities. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions or make payments with respect to our indebtedness.

Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Investment Adviser has the right, under the Investment Management Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If our Investment Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected, and the value of our securities may decline.

Our Investment Adviser’s responsibilities and its liability to us are limited under the Investment Management Agreement, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our Investment Adviser will not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Management Agreement relates, except a loss resulting from willful misfeasance, bad faith or gross negligence on our Investment Adviser’s part in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Management Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us shall be deemed, when acting within the scope of his or her employment by us, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “—Our Business and Structure—Our Investment Adviser will be paid the Management Fee even if the value of an investment in the Company declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

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

Investors may fail to pay their undrawn Commitments.

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

Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. For example, the SEC has announced that it may require disclosure of certain ESG-related matters. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies may be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions in the future. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Our Portfolio Company Investments

Our investments are very risky and highly speculative.

We invest primarily through direct originations of secured debt, including first lien, unitranche, and last-out portions of such loans; second-lien debt; unsecured debt, including mezzanine debt; and select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. and lower than “BBB-” by Fitch Ratings or Standard & Poor’s Ratings Services). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

In addition, we may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as us) to accelerate indebtedness or negotiate terms and pricing. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Therefore, our investments may result in an above-average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

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

Unsecured Debt, Including Mezzanine Debt. Our unsecured debt investments, including mezzanine debt investments, generally will be subordinated to senior debt in the event of an insolvency. This may result in an above average amount of risk and loss of principal.

Revolving Credit Facilities. From time to time we may acquire or originate revolving credit facilities in connection with our investments in other assets, which may result in our holding unemployed funds, negatively impacting our returns.

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
•
such companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
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

We have exposure to credit risk and other risks related to credit investments.

Our investments are subject to liquidity, market value, credit, interest rate and certain other risks. In addition, we cannot assure you that the Investment Adviser will correctly evaluate the nature and magnitude of the various factors that could affect the value and return of our investments. These risks could be exacerbated to the extent that the portfolio is concentrated in one or more particular types of investments or industry sectors or regions.

Prices of our investments may be volatile and may fluctuate as a result of a variety of factors that are inherently difficult to predict, including changes in interest rates, prevailing credit spreads, general economic conditions, financial market conditions, domestic and international economic or political events, developments or trends in any particular industry, and the financial condition of the issuers or obligors of the investments. Investments that become non-performing, or defaulted loans or securities may become subject to a workout negotiation or restructuring. This may entail a substantial reduction in the interest rate, a substantial write-down of principal, and a substantial change in the terms, conditions and covenants of these investments. To the extent that defaulted investments are sold, it is unlikely that the sale proceeds will be equal to the amount of unpaid principal and interest thereon. In addition, we may incur additional expenses to the extent we are required to seek recovery upon a default or to participate in the restructuring of a non-performing or defaulted investment. We can offer no assurance as to the levels of defaults and/or recoveries that may be experienced on the investments.

Secured investments may also be subject to the risk that the security interests granted by the portfolio company obligors in the underlying collateral are not properly or fully perfected in favor of lenders (or their agents). Compounding these risks, the collateral securing the secured investments may be subject to casualty, impairment or devaluation risks.

Portfolio companies may also be permitted to issue additional indebtedness that would increase the overall leverage and fixed charges to which the portfolio companies are subject. Such additional indebtedness could have structural or contractual priority, either as to specific assets or generally, over the ranking of the investments held by us or could rank on a parity or seniority basis with respect to our investments. In the event of any default, restructuring or insolvency event of a portfolio company, we could be subordinated to, or be required to share on a ratable basis with, any recoveries in favor of the holders of such other or additional indebtedness. Our recoveries may be impaired as a result of the rights of holders of other indebtedness under any intercreditor agreement governing the relative rights of the indebtedness.

Our debt investments may also have no amortization and limited interim repayment requirements, which may increase the risk that a portfolio company will not be able to repay or refinance the debt investment when it comes due at its final stated maturity.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation, such as current inflation related to global supply chain disruptions. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or are expected to be, affected by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in unrealized losses and therefore reduce our net assets resulting from operations.

While the United States and other developed economies are experiencing higher-than-normal inflation rates, it remains uncertain whether substantial inflation will be sustained over an extended period of time or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities that are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation often have negative effects on the level of economic activity. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. We can offer no assurance that continued and more widespread inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), LIBOR, SONIA (as defined below), the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. It is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Historically, the London Inter-Bank Offered Rate (“LIBOR”) was the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining the LIBOR, by the end of 2021. As of January 1, 2023, US-dollar (“USD”) LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023. Recently the ICE Benchmark Administration further announced that it will publish “synthetic” USD LIBOR rates until September 2024. It is not yet known how synthetic LIBOR will be incorporated into credit facilities, if at all.

In April 2018, the Federal Reserve Bank of New York began publishing its alternative rate, the Secured Overnight Financing Rate (“SOFR”). The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR in how each rate is calculated, and potentially in the actual rate as well. Since January 1, 2022, our new investments are generally indexed to SOFR; however, we have prior contracts that remain indexed to LIBOR. Certain contracts have an orderly market transition already in process; however, other contracts will need to be renegotiated to replace LIBOR with an alternative reference rate. We expect that going forward, all our new USD-denominated investments will be indexed to SOFR, absent a significant market shift away from such rate as an accepted replacement for LIBOR. Our Revolving Credit Facility previously transitioned from a LIBOR-based rate of interest to a SOFR-based rate of interest. Due to this transition, amounts drawn under our Revolving Credit Facility may bear interest at a higher rate than they would if LIBOR had continued to be used, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

In 2022, the Federal Reserve raised short-term interest rates and has indicated additional interest rate increases may come. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates continue to rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

Many of our portfolio securities do not have a readily available market price, and we value these securities at fair value as determined in good faith in accordance with the Investment Company Act, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by the Investment Adviser, as the valuation designee. As the valuation designee, the Investment Adviser is primarily responsible for the valuation of our assets, subject to the oversight of the Board, in accordance with Rule 2a-5 under the Investment Company Act. As the valuation designee, the Investment Adviser utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) engaged by us in determining the fair value of a portion of the securities in our portfolio. Investment professionals from our Investment Adviser also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, as the Management Fee is based in part on our gross assets and also because our Investment Adviser is receiving a performance-based Incentive Fee.

In addition, the Investment Adviser may value an identical asset differently than Goldman Sachs, another division or unit within Goldman Sachs, or another Account values the asset, including because Goldman Sachs, or such other division, or unit, or Account has information or uses valuation techniques and models that it does not share with, or that are different from those of the Investment Adviser or from us. These valuation differences for the same asset can result in significant differences in the treatment of such asset by the Investment Adviser, Goldman Sachs, and other divisions or units of Goldman Sachs, and/or among Accounts (for example, with respect to an asset that is a loan, there can be differences when it is determined that such loan is deemed to be on nonaccrual status and/or in default). See “Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

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

Various restrictions render our investments relatively illiquid, which may adversely affect our business. As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. Our Investment Adviser is not permitted to obtain or use material non-public information in effecting purchases and sales in public securities transactions for us, which could create an additional limitation on the liquidity of our investments. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. Therefore, if we are required to or desire to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments or could be unable to dispose of our investments in a timely manner or at such times as we deem advisable.

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

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

For example, as of December 31, 2022, our investments in Diversified Financial Services represented 19.7% of our portfolio at fair value. Our investments in Diversified Financial Services are subject to a variety of risks, including, but not limited to, market uncertainty, additional or changing government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements, each of which may impact the conduct of such portfolio companies. Compliance with changing regulatory requirements will likely impose staffing, legal, compliance and other costs, and administrative burdens upon our funds’ investments in financial services. As of December 31, 2022, Health Care Providers & Services, together with Health Care Technology, represented 18.1% of our portfolio at fair value. Our investments in Health Care Technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices. As of December 31, 2022, Diversified Consumer Services represented 17.1% of our portfolio at fair value. Our investments in Diversified Consumer Services are subject to substantial risks, including, but not limited to, intense competition, shifting consumer needs and frequent introductions of new products and services. As of December 31, 2022, Software represented 16.2% of our portfolio at fair value. Our investments in Software are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.

We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not generally hold controlling equity positions in our portfolio companies. While we are obligated as a BDC to offer to make managerial assistance available to our portfolio companies, we can offer no assurance that management personnel of our portfolio companies will accept or rely on such assistance. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

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

We may be subject to risks associated with subordinated debt.

We may acquire and/or originate junior lien or subordinated debt investments. If a borrower defaults on a junior lien or subordinated loan or on debt senior in right of payment or as to the proceeds of collateral to our debt investment, or in the event of the bankruptcy of a borrower, the debt investment will be satisfied only after, in the case of junior lien debt, the proceeds of collateral are applied to repay senior lien debt or, in the case of subordinated debt, the senior debt is repaid in full. Under the terms of typical intercreditor or subordination agreements, senior creditors may be able to block the exercise of remedies or the acceleration of the subordinated debt or the exercise by holders of junior lien or subordinated debt of other rights they may have as creditors or in respect of collateral. Accordingly, we may not be able to take the steps necessary or sufficient to protect our investments in a timely manner or at all. In addition, junior lien or subordinated debt may not always be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency. If a borrower declares bankruptcy, we may not have full or any recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. Further, the Investment Adviser’s ability to amend the terms of our loans, assign its loans, accept prepayments, exercise its remedies and control decisions made in bankruptcy proceedings may be limited by intercreditor arrangements. In addition, the risks associated with junior lien or subordinated debt include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the borrower’s ability to pay principal and interest on its debt. Many obligors on junior lien or subordinated loan securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. The level of risk associated with investments in subordinated debt increases if such investments are debt of distressed or below investment grade issuers. Default rates for junior lien or subordinated debt securities have historically been higher than has been the case for investment grade securities.

We may be subject to risks associated with unsecured debt.

We may invest in unsecured indebtedness in portfolio companies where a significant portion of such companies’ senior or junior lien indebtedness may be secured. In such situations, our ability to influence such portfolio company’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior or junior lien creditors.

We may be subject to risks arising from revolving credit facilities.

We acquire or originate revolving credit facilities from time to time in connection with our investments in other assets, including term loans. A revolving credit facility is a line of credit in which the borrower pays the lender a commitment fee during a commitment period and is then allowed to draw from the line of credit from time to time until the end of such commitment period. The borrower of a revolving credit facility is typically permitted to draw thereunder for any reason, including to fund its operational requirements, to make acquisitions or to reserve cash, so long as certain customary conditions are met. Outstanding draw-downs under such revolving credit facilities can therefore fluctuate on a day-to-day basis, which may generate operational and other costs for us. If the borrower of a revolving credit facility draws down on the facility, we would be obligated to fund the amounts due.

We can offer no assurance that a borrower of a revolving credit facility will fully draw down its available credit thereunder, and in many cases a borrower with sufficient liquidity may forego drawing down its available credit thereunder in favor of obtaining other liquidity sources. As a result, we are likely to hold unemployed funds, and investments in revolving credit facilities may therefore adversely affect our returns.

We may be subject to risks arising from assignments and participations.

We may acquire investments directly (by way of assignment) or indirectly (by way of participation). As described in more detail below, holders of participation interests are subject to additional risks not applicable to a holder of a direct interest in a debt obligation.

The purchaser of an assignment of a debt obligation typically succeeds to all the rights and obligations of the selling institution and becomes a party to the applicable documentation relating to the debt obligation. In contrast, participations acquired by us in a portion of a debt obligation held by a seller typically result in a contractual relationship only with such seller, not with the obligor. We would have the right to receive payments of principal, interest and any fees to which it is entitled under the participation only from the seller and only upon receipt by the seller of such payments from the obligor. In purchasing a participation, we generally will have neither the right to enforce compliance by the obligor with the terms of the documentation relating to the debt obligation nor any rights of set-off against the obligor, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will assume the credit risk of both the obligor and the seller, which will remain the legal owner of record of the applicable debt obligation. In the event of the insolvency of the seller, we may be treated as a general creditor of the seller in respect of the participation, may not benefit from any set-off exercised by the seller against the obligor and may be subject to any set-off exercised by the obligor against the seller. In addition, we may purchase a participation from a seller that does not itself retain any portion of the applicable debt obligation and, therefore, may have limited interest in monitoring the terms of the documentation relating to such debt obligation and the continuing creditworthiness of the borrower.

In addition, when we hold a participation in a debt obligation, we may not have the right to vote to waive enforcement of any default by an obligor. Sellers commonly reserve the right to administer the debt obligations sold by them as they see fit and to amend the documentation relating to such debt obligations in all respects. A seller may have interests different from ours, and the seller might not consider our interests when taking actions with respect to the debt obligation underlying the participation. In addition, some participation agreements that provide voting rights to the participant further provide that if the participant does not vote in favor of amendments, modifications or waivers to the documentation relating to the debt obligation, the seller may repurchase such participation at par. Assignments and participations are typically sold strictly without recourse to the seller thereof, and the seller will generally make no representations or warranties about the underlying debt obligation, the borrowers, the documentation relating to the debt obligations or any collateral securing the debt obligations.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect the financial condition of some of our portfolio companies through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

We may have difficulty sourcing investment opportunities.

We cannot assure investors that we will be able to identify a sufficient number of suitable investment opportunities to allow us to deploy the capital available to us. Privately negotiated investments in loans and illiquid securities of private companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. Our Investment Adviser will select our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

Our failure or inability to make follow-on investments in our portfolio companies could impair the value of our portfolio.

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

We may elect not to, or be unable to, make follow-on investments or may lack sufficient funds to make those investments.

We will have the discretion to make any follow-on investments, subject to the availability of capital resources and applicable law. The failure to make, or inability to make, follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, including the conditions of the Relief, compliance with covenants contained in the agreements governing our indebtedness or compliance with the requirements for maintenance of our qualification for tax treatment as a RIC.

Our portfolio companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.

Certain of the loans we make are prepayable at any time, with some prepayable at no premium to par. We cannot predict when such loans may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that permit such portfolio company to replace existing financing with less expensive capital. In periods of rising interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for us in the future below the current yield disclosed for our portfolio if the capital returned cannot be invested in transactions with equal or greater expected yields.

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

Even if the portfolio company is successful, our ability to realize the value of our investment may depend on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

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

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act. To the extent we so invest, we will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the Management Fee and Incentive Fee to our Investment Adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the Management Fee and Incentive Fee due to our Investment Adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

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

Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we can offer no assurance that a bankruptcy court would not approve actions that may be contrary to our interests. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

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

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if a borrower requests significant managerial assistance from us and we provide such assistance as contemplated by the Investment Company Act.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith under procedures adopted by Goldman Sachs Asset Management, as valuation designee. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow (taking into consideration current market interest rates and credit spreads), the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

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

In addition, we may originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as the Company) to accelerate indebtedness or negotiate terms and pricing. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Therefore, our investments may result in an above-average amount of risk and volatility or loss of principal.

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

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt, which will be secured on a first priority basis. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other arrangement with creditors. Similar risks to the foregoing may apply where we hold the last-out piece of a unitranche loan.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such portfolio companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then the unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these portfolio companies and to us as an investor. These portfolio companies may be subject to restrictive financial and operating covenants and the leverage may impair these portfolio companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in securities of non-U.S. companies to the extent permissible under the Investment Company Act. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets and particularly for middle-market companies in these economies.

Although most of our investments are denominated in USD, our investments that are denominated in a non-USD currency will be subject to the risk that the value of a particular currency will change in relation to the USD. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure investors that such strategies will be effective or without risk to us.

We may expose ourselves to risks if we engage in hedging transactions.

Subject to applicable provisions of the Investment Company Act, the regulations promulgated thereunder, and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly non-USD-denominated investments, our hedging costs will increase.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. In addition, income derived from hedging transactions that is distributed to non-U.S. stockholders may be subject to U.S. federal withholding tax. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could impair the effectiveness of that strategy. See also “—Our Investments—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

We may invest a significant portion of our assets in high-quality short-term investments, which will generate lower rates of return than those expected from the interest generated on our intended investment program.

From time to time, a significant portion of our assets may be invested in a money market fund managed by an affiliate of GS Group Inc. These investments may earn yields substantially lower than the income that we expect to receive from investments made in accordance with our investment objective. As a result, we may not be able to achieve our investment objective and/or pay any dividends while a significant portion of our assets are invested in the money market fund or, if we are able to do so, such dividends may be substantially lower than the dividends that we expect to pay when our portfolio is fully invested in accordance with our investment objectives. If we do not realize yields in excess of our expenses, we may incur operating losses.

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

If we create a CLO, we will depend on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to our stockholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO’s equity interests, to receive cash flow from these investments. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the Annual Distribution Requirement for maintaining our qualification for tax treatment as a RIC, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we could fail to maintain our qualification for tax treatment as a RIC, which would have a material adverse effect on our financial performance.

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

Our Securities

Investing in our securities involves an above-average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive. Therefore, an investment in our common stock may not be suitable for an investor with a lower risk tolerance.

Investors in offerings after the initial closing could receive fewer shares of our common stock than anticipated.

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

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the value of our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the Investment Company Act, preferred stock would constitute a “senior security” for purposes of the 150% asset coverage test. See “—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

We may not be able to pay distributions to holders of our common stock, distributions to holders of our common stock may not grow over time, and a portion of our distributions may be a return of capital to holders of our common stock for U.S. federal income tax purposes.

All distributions will be paid at the discretion of the Board of Directors and will depend on such factors as the Board determines to be relevant from time to time, including our earnings, financial condition and compliance with any debt covenants we may be subject to. Accordingly, we may not pay distributions to stockholders.

The distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a stockholder’s adjusted tax basis in its common stock and correspondingly increase such stockholder’s gain, or reduce such stockholder’s loss, on disposition of such common stock. Distributions in excess of a stockholder’s adjusted tax basis in its common stock will generally constitute capital gains to such stockholder.

Stockholders who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of the RIC’s net ordinary income or capital gains when they are not. Accordingly, stockholders should read carefully any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to stockholders after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains.

The tax treatment of a non-U.S. stockholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction, and may vary considerably from jurisdiction to jurisdiction.

Depending on (i) the laws of such non-U.S. stockholder’s jurisdiction of tax residence, (ii) how we, the investments and/or any other investment vehicles through which we directly or indirectly invest are treated in such jurisdiction, and (iii) the activities of any such entities, an investment in us could result in such non-U.S. stockholder recognizing adverse tax consequences in its jurisdiction of tax residence, including (a) with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us, the investments and/or any other investment vehicles through which we directly or indirectly invest and/or of distributions from such entities and any uncertainties arising in that respect (such entities not being established under the laws of the relevant jurisdiction), (b) the possibility of taxable income significantly in excess of cash distributed to a non-U.S. stockholder, and possibly in excess of our actual economic income, (c) the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and (d) the possibility of being subject to tax at unfavorable tax rates. A non-U.S. stockholder may also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each prospective investor is urged to consult its own tax advisors with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we have not yet received or will not receive in cash, such as accruals on a contingent payment debt instrument, accruals of interest income and/or OID on defaulted debt, or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Moreover, we generally will be required to take certain amounts into income no later than the time such amounts are reflected on our financial statements. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our qualification for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash in the amount required for us to make, or if we are restricted from making, sufficient distributions to our stockholders to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

Our stockholders may receive shares of our common stock as distributions, which could result in adverse tax consequences to them.

In order to satisfy the Annual Distribution Requirement applicable to RICs, we have the ability to declare a large portion of a distribution in shares of our common stock instead of in cash. We are not subject to restrictions on the circumstances in which we may declare a portion of a distribution in shares of our common stock but would generally anticipate doing so only in unusual situations, such as, for example, if we do not have sufficient cash to meet our RIC distribution requirements under the Code. Generally, were we to declare such a distribution, we would allow stockholders to elect payment in cash and/or shares of our common stock of equivalent value. Under published IRS guidance, the entire distribution by a publicly offered RIC will generally be treated as a taxable distribution for U.S. federal income tax purposes, and count towards our RIC distribution requirements under the Code, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution is required to be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock) under a formula provided in the applicable IRS guidance. The number of shares of our stock distributed would thus depend on the applicable percentage limitation on cash available for distribution, the stockholders’ individual elections to receive cash or stock, and the value of the shares of our stock. Each stockholder generally would be treated as having received a taxable distribution (including for purposes of the withholding tax rules applicable to a Non-U.S. stockholder) on the date the distribution is received in an amount equal to the cash that such stockholder would have received if the entire distribution had been paid in cash, even if the stockholder received all or most of the distribution in shares of our common stock. We currently do not intend to pay distributions in shares of our common stock, but we can offer no assurance that we will not do so in the future.

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

We have provisions comparable to those of Section 203 of the DGCL (other than with respect to GS Group Inc. and its affiliates and certain of its or their direct or indirect transferees and any group as to which such persons are a party). These provisions generally prohibit us from engaging in mergers, business combinations and certain other types of transactions with “interested stockholders” (generally defined as persons or entities that beneficially own 15% or more of our voting stock), other than the exempt parties as described above, for a period of three years following the date the person became an interested stockholder unless, prior to such stockholder becoming an interested stockholder, our Board of Directors has approved the “business combination” that would otherwise be restricted or the transaction that resulted in the interested stockholder becoming an interested stockholder or the subsequent transaction with the interested stockholder has been approved by our Board of Directors and 66 2/3% of our outstanding voting stock (other than voting stock owned by the interested stockholder). Such provisions may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

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

During the period when we have elected to be treated as a RIC, we expect to be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of shares of our common stock being held by at least 500 persons at all times during a taxable year. However, we cannot assure investors that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions of a U.S. stockholder that is an individual, trust or estate are disallowed for tax years beginning before January 1, 2026, and thereafter generally are (i) deductible by such U.S. stockholders only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, (ii) not deductible for purposes of the alternative minimum tax and (iii) subject to the overall limitation on itemized deductions under the Code. In addition, if we are not treated as a publicly offered regulated investment company, we will be subject to limitations on the deductibility of certain “preferential dividends” that are distributed to stockholders on a non- pro-rata basis.

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on distributions we pay.

Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States will generally be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent paid out of our current or accumulated earnings and profits.

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

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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
•
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

In addition, investments in PIK and OID instruments may provide certain benefits to the Investment Adviser, including increasing management fees and incentive fees prior to the receipt of cash with respect to accrued interest payments.

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

As of March 2, 2023, there were approximately 2,192 holders of record of our common stock.

Sales of Unregistered Securities

The following table summarizes the total shares issued and proceeds received related to capital drawdowns:

Share Issue Date	Shares Issued		Proceeds Received ($ in millions)
For the year ended December 31, 2022
March 16, 2022	1,823,817		$34.05
July 27, 2022	856,930		15.81
September 19, 2022	2,069,029		38.20
October 19, 2022	3,024,805		55.54
November 16, 2022	193,341	**	3.58
Total capital drawdowns	7,967,922		$147.18
For the period from October 29, 2021 (commencement of operations) to December 31, 2021
November 23, 2021	944,320		$18.89
December 20, 2021	493,254		9.40
Total capital drawdowns	1,437,574		$28.29

** Inclusive of 476 shares that were cancelled as a result of defaulting stockholders.

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

Distributions

Subject to the requirements of Section 852(a) of the Code, and the terms of any indebtedness or preferred stock, we intend to (i) distribute to our stockholders, pro rata based on the number of shares held by each stockholder, before the end of each taxable year, or in certain cases, during the following taxable year, net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments), except to the extent such proceeds from repayment or disposition are retained for reinvestment prior to the termination of the Investment Period in accordance with “—Recycling” below, (ii) distribute quarterly investment income (i.e. proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an investment) commencing with the quarter ended June 30, 2022, and (iii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order to maintain our status as a RIC .

Depending upon the level of taxable income and net capital gain earned in a year, we may retain certain net capital gain for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. Distributions to our stockholders will be appropriately adjusted for any taxes payable by us or any direct or indirect subsidiary through which we invest (including any corporate, state, local, non-U.S. and withholding taxes).

No distribution shall be made to a stockholder to the extent not permitted under applicable law. Although we do not intend to do so, we have the ability to declare a portion of a dividend in shares.

The following tables summarize the distributions declared on our common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the year ended December 31, 2022
May 2, 2022	July 5, 2022	July 28, 2022	$0.02
August 3, 2022	October 3, 2022	October 28, 2022	$0.12
November 2, 2022	December 30, 2022	January 27, 2023	$0.38

Recycling

Subject to the requirements of the Code and the terms of any indebtedness, proceeds realized by us prior to the Wind-down Determination Date from the sale or repayment of any investment (as opposed to investment income) up to the cost of any such investment, may be retained and reinvested by us. Any amounts so reinvested will not reduce a stockholder’s Undrawn Commitment.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through December 31, 2022, we have originated $342.74 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that extend deeper in a borrower’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in such loan. In a number of instances, we may find another lender to provide the “first-out” portion of a unitranche loan while we retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to the payment of principal, interest and any other amounts due thereunder as compared to the “last-out” portion that we would continue to hold. In exchange for taking greater risk of loss, the “last-out” portion generally earns a higher interest rate than the “first-out” portion of the loan. We use the term “mezzanine” to refer to debt that ranks senior in right of payment only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as us) to accelerate indebtedness or negotiate terms and pricing. In the event of default, covenant-lite loans may recover less value than traditional loans as the lender may not have an opportunity to negotiate with the borrower prior to such default.

We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time and non-recurring items that are outside the operations of these companies. While, as a result of fluctuations in the net-asset value of one asset relative to other assets, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations and related instruments. To the extent we determine to invest indirectly in private middle-market credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives that have similar economic characteristics to private middle-market credit obligations. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify our stockholders at least 60 days prior to any change to the 80% investment policy described above.

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

As a BDC, we may not acquire any assets other than “qualifying assets” specified in the Investment Company Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the Securities and Exchange Commission (the “SEC”), “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (collectively with the Company, the “Accounts”), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other expenses of our operations and transactions in accordance with the investment management agreement (the “Investment Management Agreement”) and administration agreement (“Administration Agreement”), including:

•
our operational, offering and organizational expenses;
•
fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our investments, including, among others, professional fees (including the fees of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on investments and prospective investments;
•
interest payable on debt, if any, incurred to finance our investments;
•
fees and expenses incurred by us in connection with membership in investment company organizations;
•
brokers’ commissions;
•
fees and expenses associated with calculating our NAV (including expenses of any Independent Valuation Advisor);
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
•
the fees and expenses of our directors who are not affiliated with our Investment Adviser;
•
the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our certificate of incorporation or bylaws insofar as they govern agreements with any such custodian;
•
the cost of preparing and distributing reports, proxy statements and notices to our stockholders, the SEC and other regulatory authorities;
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

Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 150% (if certain requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the “Board of Directors” or the “Board”) of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$240.89	$239.70	$26.19	$26.41
First Lien/Last-Out Unitranche	6.35	6.29	—	—
Preferred Stock	2.71	2.83	2.71	2.71
Common Stock	0.67	0.77	0.27	0.27
Warrants	0.22	0.07	0.22	0.22
Total investments	$250.84	$249.66	$29.39	$29.61

The weighted average of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.2%	11.3%	7.4%	7.3%
First Lien/Last-Out Unitranche(2)(3)	13.2%	13.2%	N/A	N/A
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.1%	11.2%	6.6%	6.5%

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

As of December 31, 2022, the total portfolio weighted average yield measured at amortized cost and fair value was 11.1% and 11.2%, as compared to 6.6% and 6.5%, as of December 31, 2021. The increase in the weighted average yield at amortized cost and fair value was primarily driven by rising interest rates, increase in market volatility and widening of credit spreads.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2022		December 31, 2021
Number of portfolio companies	34		10
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.7	x	5.9	x
Weighted average interest coverage(3)	1.7	x	2.5	x
Median EBITDA(3)	$51.54 million		$32.32 million

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

As of December 31, 2022 and December 31, 2021, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 41.4% and 52.9% of total debt investments at fair value.

Our Investment Adviser monitors the financial trends of each portfolio company on an ongoing basis to determine each is meeting its respective business plan and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

As of
	December 31, 2022		December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	249.66	100.0	29.61	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$249.66	100.0%	$29.61	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2022		December 31, 2021
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$250.84	100.0%	$29.39	100.0%
Non-accrual	—	—	—	—
Total Investments	$250.84	100.0%	$29.39	100.0%

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

The following table shows our investment activity by investment type(1):

	For the year ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2022	2021
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$287.60	$39.81
First Lien/Last-Out Unitranche	11.73	—
Preferred Stock	—	2.71
Common Stock	0.40	0.27
Warrants	—	0.22
Total	$299.73	$43.01
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$9.12	$—
Total	$9.12	$—
Net increase in portfolio	$290.61	$43.01
Number of new portfolio companies with new investment commitments	24	10
Total new investment commitment amount in new portfolio companies	$282.30	$43.01
Average new investment commitment amount in new portfolio companies	$11.76	$4.30
Number of existing portfolio companies with new investment commitments	4	—
Total new investment commitment amount in existing portfolio companies	$17.43	$—
Weighted average remaining term for new investment commitments (in years)(2)	5.6	5.4
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.8%	7.5%
Weighted average yield on new investment commitments(5)	9.7%	7.0%
Weighted average yield on debt and income producing investments sold or repaid(6)	9.9%	—
Weighted average yield on investments sold or repaid(7)	9.9%	—

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the year ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2022	2021
	($ in millions)
Total investment income	$10.40	$0.11
Net expenses	(6.79)	(1.68)
Net investment income (loss)	3.61	(1.57)
Net unrealized appreciation (depreciation) on investments	(1.40)	0.23
Net realized and unrealized gain (losses) on translations and transactions	(0.28)	(0.02)
Net realized and unrealized gains (losses)	(1.68)	0.21
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(0.01)	—
Net increase (decrease) in net assets from operations	$1.92	$(1.36)

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the year ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2022	2021
	($ in millions)
Interest income	$9.53	$0.10
Payment-in-kind income	0.56	0.01
Other income	0.26	0.00	(1)
Dividend income	0.05	—
Total investment income	$10.40	$0.11

(1)
Amount rounds to less than $0.01 million.

Investment income for the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021 was driven by our deployment of capital into incoming producing investments.

Expenses

Our expenses were as follows:

	For the year ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2022	2021
	($ in millions)
Interest and other debt expenses	$2.41	$0.06
Management fees	0.82	0.01
Incentive fees	(0.03)	0.03
Professional fees	0.96	0.33
Offering costs	0.86	0.10
Directors’ and officers’ liability insurance	0.57	0.15
Directors’ fees	0.50	0.45
Organization costs	0.01	0.48
Other general and administrative expenses	0.88	0.08
Total expenses	$6.98	$1.69
Management fee waiver	(0.19)	(0.01)
Net Expenses	$6.79	$1.68

In the table above:

•
Interest and other debt expenses increased from $0.06 million for the period from October 29, 2021 (commencement of operations) to $2.41 million for the year ended December 31, 2022. This was primarily due to an increase in the average aggregate daily borrowings from $6.31 million to $33.71 million.
•
Management Fees increased from $0.01 million for the period from October 29, 2021 (commencement of operations) to December 31, 2021 to $0.82 million for the year ended December 31, 2022 primarily driven by an increase in the size of our portfolio. For the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, the Investment Adviser voluntarily waived $0.19 million and $0.01 million of its Management Fees, respectively.
•
Professional fees and other general and administrative expenses increased from $0.41 million for the period from October 29, 2021 (commencement of operations) to $1.84 million for the year ended December 31, 2022 primarily driven by an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the year ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2022	2021
	($ in millions)
Unrealized appreciation	$0.42	$0.24
Unrealized depreciation	(1.82)	(0.01)
Net change in unrealized appreciation (depreciation) on investments	$(1.40)	$0.23

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the year ended December 31,
2022
($ in millions)
Portfolio Company:
HumanState Limited (dba PayProp)	$0.19
Clearcourse Partnership Acquireco Finance Limited	0.10
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	0.06
Millstone Medical Outsourcing, LLC	0.05
Governmentjobs.com, Inc. (dba NeoGov)	0.03
Zarya Intermediate, LLC (dba iOFFICE)	(0.10)
BSI3 Menu Buyer, Inc (dba Kydia)	(0.16)
HealthEdge Software, Inc.	(0.19)
Bigchange Group Limited	(0.21)
CloudBees, Inc.	(0.23)
Other, net(1)	(0.94)
Total	$(1.40)
(1)
For the year ended December 31, 2022, other, net includes gross unrealized depreciation of $(0.94) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our BoA Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the BoA Revolving Credit Facility) was 316% and 167%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

An affiliate of the Investment Adviser made a capital commitment to us of $100 on October 29, 2021 (commencement of operations) and served as our initial member (the “Initial Member”). We cancelled the Initial Member’s interest in us on November 23, 2021, the first date on which investors (other than the Initial Member) made their initial capital contribution to purchase shares of our common stock (the “Initial Drawdown Date”). We began accepting subscription agreements (“Subscription Agreements”) from investors acquiring common shares in our private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the amount of their undrawn capital commitment to purchase shares each time we deliver a drawdown notice.

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2022			December 31, 2021
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$543.34	$367.88	32%	$189.01	$160.73	15%

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued		Proceeds Received ($ in millions)
For the year ended December 31, 2022
March 16, 2022	1,823,817		$34.05
July 27, 2022	856,930		15.81
September 19, 2022	2,069,029		38.20
October 19, 2022	3,024,805		55.54
November 16, 2022	193,341	**	3.58
Total capital drawdowns	7,967,922		$147.18
For the period from October 29, 2021 (commencement of operations) to December 31, 2021
November 23, 2021	944,320		$18.89
December 20, 2021	493,254		9.40
Total capital drawdowns	1,437,574		$28.29

** Inclusive of 476 shares that were cancelled as a result of defaulting stockholders.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay State Street Bank and Trust Company (the “Administrator”) such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2022:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility(1)	$79.44	$79.44	$—	$—	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $30.00 million, in GBP of £30.67 million, and in CAD of CAD 16.75 million.

Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A. (“BoA”), as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the BoA Revolving Credit Facility on July 26, 2022 and November 14, 2022.

Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the maximum principal amount of the BoA Revolving Credit Facility was $156.59 million as of December 31, 2022, with a reduction to $127.59 million on and after March 31, 2023. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is November 24, 2023.

Under the BoA Revolving Credit Facility, prior to the amendment on July 26, 2022, we had the ability to elect either LIBOR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the BoA Revolving Credit Facility was the prevailing LIBOR for one month plus 2.85% per annum or (B) an alternate base rate (the greatest of (i) the Prime Rate plus 1.85%, (ii) the Federal Funds Rate plus 0.50% plus 1.85%, and (iii) Adjusted LIBOR Rate plus 1.00%). Effective July 26, 2022, we have the ability to elect Daily Simple SOFR, Term SOFR, the applicable alternative currency rate, or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the BoA Revolving Credit Facility is (A) the prevailing Daily Simple SOFR, Term SOFR for the applicable interest period or the applicable alternative currency rate, in each case, plus any applicable credit spread adjustment, plus 2.85% per annum, or (B) an alternate base rate (the greatest of (i) the Prime Rate plus 1.85% per annum, (ii) the Federal Funds Rate plus 0.50% plus 1.85% per annum, and (iii) Term SOFR with a one-month tenor plus 1.00%). We pay a 0.35% annualized fee on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility.

For further details, see Note 6 “Debt – BoA Revolving Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2022, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	December 31, 2022	December 31, 2021
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$76.44	$13.77
First Lien/Last-Out Unitranche	2.06	—
Total	$78.50	$13.77

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

In August 2022, Rule 18f-4 under the Investment Company Act, regarding the ability of a BDC (or a RIC) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions), became effective. Under the newly adopted rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under the final rule, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

RECENT DEVELOPMENTS

On February 7, 2023, we delivered a capital drawdown notice to certain of our investors relating to the sale of 62,172 shares of our common stock for an aggregate offering price of $1.15 million. The shares were issued on February 21, 2023.

On February 28, 2023, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per share, including net investment income (if positive) for the period January 1, 2023 through March 31, 2023, payable on or about April 27, 2023 to shareholders of record as of April 5, 2023.

Truist Revolving Credit Facility

On February 28, 2023, we entered into the Truist Revolving Credit Facility with various lenders. Truist Bank serves as administrative agent.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple RFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, respectively. With respect to borrowings denominated in USD, we may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 28, 2028.

The Truist Revolving Credit Facility is a multicurrency facility, and as of March 2, 2023, total commitments under the Truist Revolving Credit Facility were $305.00 million. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750.00 million.

The Truist Revolving Credit Facility may be guaranteed by certain of our subsidiaries that are formed or acquired by us in the future (collectively, the “Subsidiary Guarantors”). Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

Our obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of our portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in our investment portfolio. We are in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

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

As of December 31, 2022 and December 31, 2021, on a fair value basis, 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the BoA Revolving Credit Facility bears interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2022 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2022 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$6.17	$(2.20)	$3.97
Up 200 basis points	4.11	(1.46)	2.65
Up 100 basis points	2.06	(0.73)	1.33
Up 75 basis points	1.54	(0.55)	0.99
Up 50 basis points	1.03	(0.37)	0.66
Up 25 basis points	0.51	(0.18)	0.33
Down 25 basis points	(0.51)	0.18	(0.33)
Down 50 basis points	(1.03)	0.37	(0.66)
Down 75 basis points	(1.54)	0.55	(0.99)
Down 100 basis points	(2.06)	0.73	(1.33)
Down 200 basis points	(4.11)	1.46	(2.65)
Down 300 basis points	(6.12)	2.20	(3.92)

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Goldman Sachs Middle Market Lending Corp. II

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Goldman Sachs Middle Market Lending Corp. II and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and 2021 by correspondence with the agent banks, portfolio company investees, and transfer agent; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 2, 2023

We have served as the auditor of one or more investment companies in the following group of business development companies since 2012 – Goldman Sachs Middle Market Lending Corp. II,

Goldman Sachs BDC, Inc.,

Goldman Sachs Private Middle Market Credit LLC,

Goldman Sachs Private Middle Market Credit II LLC, and

Phillip Street Middle Market Lending Fund LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $247,053 and $29,385)	$245,817	$29,610
Non-controlled affiliated investments (cost of $3,785 and $—)	3,843	—
Total investments, at fair value (cost of $250,838 and $29,385)	$249,660	$29,610
Investments in affiliated money market fund (cost of $— and $23,067)	—	23,067
Cash	3,675	13,564
Interest and dividends receivable	2,332	55
Deferred financing costs	484	423
Deferred offering costs	—	447
Other assets	—	460
Total assets	$256,151	$67,626
Liabilities
Debt	$79,443	$40,030
Interest and other debt expenses payable	399	37
Management fees payable	393	—
Incentive fees payable	—	31
Distribution payable	3,574	—
Accrued expenses and other liabilities	686	600
Total liabilities	$84,495	$40,698
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized and no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 9,405,496 and 1,437,574 shares issued and outstanding as of December 31, 2022 and December 31, 2021)	9	1
Paid-in capital in excess of par	173,555	27,219
Distributable earnings (loss)	(1,908)	(292)
Total net assets	$171,656	$26,928
Total liabilities and net assets	$256,151	$67,626
Net asset value per share	$18.25	$18.73

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the year ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2022	2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$9,361	$101
Payment-in-kind income	564	9
Other income	253	4
From non-controlled affiliated investments:
Interest income	167	—
Dividend income	47	—
Other income	7	—
Total investment income	$10,399	$114
Expenses:
Interest and other debt expenses	$2,412	$59
Management fees	824	12
Incentive fees	(31)	31
Professional fees	957	325
Offering costs	856	95
Directors’ and officers’ liability insurance	570	148
Directors’ fees	495	453
Organization costs	12	479
Other general and administrative expenses	884	92
Total expenses	$6,979	$1,694
Management fee waiver	(193)	(12)
Net expenses	$6,786	$1,682
Net investment income (loss)	$3,613	$(1,568)
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Foreign currency transactions	$(39)	$28
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(1,461)	225
Non-controlled affiliated investments	58	—
Foreign currency translations	(243)	(43)
Net realized and unrealized gains (losses)	$(1,685)	$210
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(5)	—
Net increase (decrease) in net assets from operations	$1,923	$(1,358)
Weighted average shares outstanding	4,489,749	667,932
Net investment income (loss) per share (basic and diluted)	$0.80	$(2.35)
Earnings (loss) per share (basic and diluted)	$0.43	$(2.03)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

	For the year ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2022	2021

Net assets at beginning of period	$26,928	$—
Increase (decrease) in net assets from operations:
Net investment income (loss)	$3,613	$(1,568)
Net realized gain (loss)	(39)	28
Net change in unrealized appreciation (depreciation)	(1,646)	182
(Provision) benefit for unrealized appreciation/depreciation on investments	(5)	—
Net increase (decrease) in net assets from operations	$1,923	$(1,358)
Distributions to stockholders from:
Distributable earnings	$(4,374)	$—
Total distributions to stockholders	$(4,374)	$—
Capital transactions:
Issuance of common shares	$147,179	$28,286
Net increase in net assets from capital transactions	$147,179	$28,286
Total increase in net assets	$144,728	$26,928
Net assets at end of period	$171,656	$26,928
Distributions per share	$0.52	$—

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

	For the year ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2022	2021

Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$1,923	$(1,358)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(228,240)	(29,386)
Payment-in-kind interest capitalized	(459)	(8)
Investments in affiliated money market fund, net	23,067	(23,067)
Proceeds from sales of investments and principal repayments	7,602	17
Net change in unrealized (appreciation) depreciation on investments	1,403	(225)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(2)	(2)
Amortization of premium and accretion of discount, net	(356)	(8)
Amortization of deferred financing costs	398	22
Amortization of deferred offering costs	856	95
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(2,277)	(55)
(Increase) decrease in other assets	460	(460)
Increase (decrease) in interest and other debt expenses payable	343	37
Increase (decrease) in management fees payable	393	—
Increase (decrease) in incentive fees payable	(31)	31
Increase (decrease) in directors’ fees payable	—	—
Increase (decrease) in accrued expenses and other liabilities	107	505
Net cash provided by (used for) operating activities	$(194,813)	$(53,862)
Cash flows from financing activities:
Proceeds from issuance of common stocks	$147,179	$28,286
Offering costs paid	(430)	(447)
Distributions paid	(800)	—
Financing costs paid	(440)	(445)
Borrowings on debt	164,413	40,030
Repayments of debt	(125,000)	—
Net cash provided by (used for) financing activities	$184,922	$67,424
Net increase (decrease) in cash	$(9,891)	$13,562
Effect of foreign exchange rate changes on cash and cash equivalents	2	2
Cash, beginning of period	13,564	—
Cash, end of period	$3,675	$13,564
Supplemental and non-cash activities
Interest expense paid	$1,500	$3,508
Accrued but unpaid distributions	$3,574	$—

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2022

(in thousands, except share and per share amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 139.64%
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	10.08%	S + 5.50%	05/08/28	$7,661	$7,521	$7,508	(1) (2)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	05/08/28	740	(13)	(15)	(1) (2) (3)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	05/08/28	2,070	(19)	(41)	(1) (2) (3)
Bigchange Group Limited	Software	9.43%	SN + 6.00%	12/23/26	GBP 1,400	1,847	1,654	(1) (2) (4)
Bigchange Group Limited	Software	9.43%	SN + 6.00%	12/23/26	GBP 100	58	55	(1) (2) (3) (4)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP 280	(6)	(8)	(1) (2) (3) (4)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	10.44%	S + 6.00%	01/25/28	6,228	6,133	5,979	(1) (2)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	01/25/28	249	(4)	(10)	(1) (2) (3)
Businessolver.com, Inc.	Health Care Technology	9.67%	L + 5.50%	12/01/27	2,162	2,144	2,141	(1) (2)
Businessolver.com, Inc.	Health Care Technology	9.88%	L + 5.50%	12/01/27	586	47	44	(1) (2) (3)
Checkmate Finance Merger Sub, LLC	Entertainment	11.23%	L + 6.50%	12/31/27	3,639	3,575	3,529	(1) (2)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	12/31/27	367	(6)	(11)	(1) (2) (3)
Clearcourse Partnership Acquireco Finance Limited	IT Services	10.69%	SN + 7.25% (Incl. 0.75% PIK)	07/25/28	GBP 11,296	13,280	13,315	(1) (2) (4)
Clearcourse Partnership Acquireco Finance Limited	IT Services	9.55%	SN + 7.25% PIK	07/25/28	GBP 10,019	3,914	3,977	(1) (2) (3) (4)
CloudBees, Inc.	Software	11.39%	L + 7.00% (incl. 2.50% PIK)	11/24/26	3,352	3,180	3,293	(1) (2)
CloudBees, Inc.	Software	11.39%	L + 7.00% (incl. 2.50% PIK)	11/24/26	1,524	1,357	1,411	(1) (2) (3)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	9.82%	S + 5.50%	05/11/28	4,304	4,224	4,196	(1) (2)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	9.82%	S + 5.50%	05/11/28	615	112	108	(1) (2) (3)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.50%	05/11/28	1,294	(12)	(32)	(1) (2) (3)
Computer Services, Inc.	Diversified Financial Services	11.15%	S + 6.75%	11/15/29	15,867	15,396	15,391	(1)
Coretrust Purchasing Group LLC	Diversified Financial Services	10.84%	S + 6.75%	10/01/29	13,269	12,881	12,871	(1) (2)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29	1,932	(28)	(58)	(1) (2) (3)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29	1,932	(56)	(58)	(1) (2) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	10.97%	S + 6.75%	11/01/28	6,765	6,566	6,562	(1)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	10.97%	S + 6.75%	11/01/28	638	45	45	(1) (3)
DFS Holding Company, Inc.	Distributors		S + 7.00%	01/31/29	5,394	—	—	(1) (3)
DFS Holding Company, Inc.	Distributors		S + 7.00%	01/31/29	1,124	—	—	(1) (3)
DFS Holding Company, Inc.	Distributors		S + 7.00%	01/31/29	787	—	—	(1) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.88%	L + 5.50%	12/01/28	4,910	4,899	4,824	(1) (2)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/02/27	550	(1)	(10)	(1) (2) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/01/28	1,718	(2)	(30)	(1) (2) (3)
HealthEdge Software, Inc.	Health Care Technology	11.74%	L + 7.00%	04/09/26	4,100	4,035	4,008	(1) (2)
HealthEdge Software, Inc.	Health Care Technology	11.74%	L + 7.00%	04/09/26	387	387	378	(1) (2)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	400	(6)	(9)	(1) (2) (3)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	1,100	(8)	(25)	(1) (2) (3)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	6,000	—	(135)	(1) (2) (3)
HumanState Limited (dba PayProp)	Diversified Consumer Services	9.43%	SN + 6.00%	11/23/28	GBP 15,000	17,830	17,862	(1) (4)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP 2,300	(83)	(42)	(1) (3) (4)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP 6,460	(173)	(59)	(1) (3) (4)
iCIMS, Inc.	Professional Services	11.52%	S + 7.25% (Incl. 3.88% PIK)	08/18/28	17,885	17,587	17,572	(1) (2)
iCIMS, Inc.	Professional Services		S + 7.25% (Incl. 3.88% PIK)	08/18/28	1,703	(28)	(30)	(1) (2) (3)
iCIMS, Inc.	Professional Services		S + 7.25%	08/18/28	4,751	—	(83)	(1) (2) (3)
Intelligent Medical Objects, Inc.	Health Care Technology	10.62%	S + 6.00%	05/11/29	3,616	3,549	3,544	(1) (2)
Intelligent Medical Objects, Inc.	Health Care Technology	10.61%	S + 6.00%	05/11/28	400	69	68	(1) (2) (3)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	05/11/29	900	(8)	(18)	(1) (2) (3)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
iWave Information Systems, Inc.	Software	11.22%	S + 6.75%	11/23/28	$8,913	$8,693	$8,690	(1) (4)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28	1,087	(27)	(27)	(1) (3) (4)
Kaseya Inc.	IT Services	10.33%	S + 5.75%	06/25/29	5,800	5,718	5,713	(1) (2)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	350	(2)	(5)	(1) (2) (3)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	350	(5)	(5)	(1) (2) (3)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.22%	S + 7.00%	03/18/27	9,684	8,450	8,442	(1) (2) (3)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	9.31%	S + 6.00%	06/01/28	6,825	6,699	6,620	(1) (2)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	10.63%	S + 6.00%	06/01/28	1,714	1,116	1,106	(1) (2) (3)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services		S + 6.00%	06/01/28	857	(16)	(26)	(1) (2) (3)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.87%	S + 6.00%	12/15/27	5,180	5,026	5,076	(1) (2)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.87%	S + 6.00%	12/15/27	1,196	1,175	1,172	(1) (2)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	12.5%	P + 5.00%	12/15/27	259	47	47	(1) (2) (3)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.13%	L + 5.75%	11/30/27	1,993	1,960	1,934	(1) (2)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.27%	L + 5.75%	11/30/27	2,024	1,634	1,606	(1) (2) (3)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		L + 5.75%	11/30/27	349	(6)	(11)	(1) (2) (3)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28	7,810	7,663	7,654	(1) (2)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28	770	763	755	(1) (2)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.53%	S + 7.50%	07/18/28	880	407	389	(1) (2) (3)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	605	(11)	(12)	(1) (2) (3)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	880	(8)	(18)	(1) (2) (3)
Qualawash Holdings, LLC	Commercial Services & Supplies	9.44%	L + 5.50%	08/31/26	2,915	2,877	2,857	(1) (2)
Qualawash Holdings, LLC	Commercial Services & Supplies	9.89%	L + 5.50%	08/31/26	735	598	591	(1) (2) (3)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.50%	08/31/26	736	(9)	(15)	(1) (2) (3)
Rubrik,Inc.	Software	10.75%	S + 6.50%	06/10/27	11,126	10,923	10,903	(1) (2)
Rubrik,Inc.	Software	11.45%	S + 7.00%	06/10/27	1,272	541	515	(1) (2) (3)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	3,483	3,418	3,413	^ (1) (2)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	600	(11)	(12)	^ (1) (2) (3)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	2,400	(22)	(48)	^ (1) (2) (3)
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	3,472	3,418	3,386	(1) (2)
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	1,518	595	574	(1) (2) (3)
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	456	54	49	(1) (2) (3)
Spotless Brands, LLC	Diversified Consumer Services	10.92%	S + 6.50%	07/25/28	10,725	10,407	10,403	(1)
Spotless Brands, LLC	Diversified Consumer Services		S + 6.50%	07/25/28	1,650	(24)	(25)	(1) (3)
Trader Corporation	Automobiles	11.40%	C + 6.75%	12/21/29	CAD 17,049	12,319	12,276	(1) (4)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD 1,279	(15)	(24)	(1) (3) (4)
WebPT, Inc.	Health Care Technology	10.98%	L + 6.75%	01/18/28	3,255	3,213	3,158	(1) (2)
WebPT, Inc.	Health Care Technology	11.26%	L + 6.75%	01/18/28	278	104	99	(1) (2) (3)
WebPT, Inc.	Health Care Technology		L + 6.75%	01/18/28	278	(2)	(8)	(1) (2) (3)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	L + 5.75%	12/21/27	2,025	1,990	1,969	(1) (2)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	L + 5.75%	12/21/27	680	668	661	(1) (2)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	L + 5.75%	12/21/27	676	664	657	(1) (2)
Whitewater Holding Company LLC	Diversified Consumer Services	10.54%	L + 6.00%	12/21/27	6,200	572	511	(1) (2) (3)
Whitewater Holding Company LLC	Diversified Consumer Services	10.50%	L + 5.75%	12/21/27	270	90	87	(1) (2) (3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	10.90%	S + 6.50%	07/01/27	9,062	9,062	8,971	(1) (2)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	938	—	(9)	(1) (2) (3)
Total 1st Lien/Senior Secured Debt						240,889	239,700

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (5)- 3.67%
EDB Parent, LLC (dba Enterprise DB)	Software	11.58%	S + 7.00%	07/07/28	$6,169	$6,012	$6,015	(1) (2)
EDB Parent, LLC (dba Enterprise DB)	Software	11.58%	S + 7.00%	07/07/28	2,401	340	280	(1) (2) (3)
Total 1st Lien/Last-Out Unitranche						6,352	6,295

Investment #	Industry	Initial Acquisition Date(6)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 1.65%
CloudBees, Inc.	Software	11/24/21	134,557	$1,505	$1,477	(1) (2) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	1,237	1,206	1,349	(1) (2) (7)
Total Preferred Stock				2,711	2,826
Common Stock - 0.45%
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	400	$400	$490	^ (1) (2) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	2,700	270	278	(1) (2) (7)
Total Common Stock				670	768
Warrants - 0.04%
CloudBees, Inc.	Software	11/24/21	38,977	$216	$71	(1) (2) (7)
Total Warrants				216	71
Total Investments - 145.45%				$250,838	$249,660

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), CDOR("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of December 31, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 5.48%, 5.14%, 4.77% and 4.39%, respectively. As of December 31, 2022, 1 month S was 4.06%, 3 month S was 3.62%, 3 month SN was 3.43%, 3 month C was 4.94% and P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022.

(++)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Great British Pound ("GBP") or Canadian dollar ("CAD").

#	Percentages are based on net assets.
^

As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

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

(4)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022 the aggregate fair value of these securities is $57,669 or 22.51% of the Company’s total assets.

(5)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(6)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2022, the aggregate fair value of these securities is $3,665 or 2.14% of the Company's net assets. The initial acquisition dates have been included for such securities.

(7)	Non-income producing security.
PIK -	Payment-In-Kind

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

Goldman Sachs Middle Market Lending Corp. II

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. ORGANIZATION

Goldman Sachs Middle Market Lending LLC II ("MMLC LLC II") was formed on February 21, 2020. Effective November 23, 2021, MMLC LLC II converted from a Delaware limited liability company to a Delaware corporation named Goldman Sachs Middle Market Lending Corp. II (the “Company”, which term refers to either Goldman Sachs Middle Market Lending Corp. II or Goldman Sachs Middle Market Lending Corp. II together with its consolidated subsidiary, as the context may require), which, by operation of law, is deemed for purposes of Delaware law the same entity as MMLC LLC II. The Company commenced operations on October 29, 2021. On November 23, 2021, the Company's initial investors (other than the Initial Member (as defined below)) funded the initial portion of their capital commitment to purchase shares of common stock, at which time the Initial Member's initial capital contribution to MMLC LLC II was cancelled. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2021.

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

On October 4, 2021 ("Initial Closing Date"), the Company began accepting subscription agreements ("Subscription Agreements") from investors acquiring shares of its common stock of the Company in the Company's private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their capital commitment to purchase stock each time the Company delivers a drawdown notice. The final date on which the Company will accept Subscription Agreements will occur no later than twenty-four months following the Initial Closing Date (the “Final Closing Date”), provided that the board of directors of the Company (the “Board of Directors” or “Board”) may extend the Final Closing Date by up to an additional six month period in its discretion.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2022 and December 31, 2021, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent price sources. In the absence of quoted market prices, investments are measured at fair value as determined by the Investment Adviser, as the valuation designee ("Valuation Designee") designated by the Board of Directors, pursuant to Rule 2a-5 under the Investment Company Act.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 5 “Fair Value Measurement.”

The Company generally invests in illiquid securities, including debt and equity investments, of middle-market companies. The Board of Directors has designated to the Investment Adviser day-to-day responsibilities for implementing and maintaining internal controls and procedures related to the valuation of the Company’s portfolio investments. Under valuation procedures approved by the Board of Directors and adopted by the Valuation Designee, market quotations are generally used to assess the value of the investments for which market quotations are readily available (as defined in Rule 2a-5). The Investment Adviser obtains these market quotations from independent pricing sources. If market quotations are not readily available, the Investment Adviser prices securities at the bid prices obtained from at least two brokers or dealers, if available; otherwise, the Investment Adviser obtains prices from a principal market maker or a primary market dealer. To assess the continuing appropriateness of pricing sources and methodologies, the Investment Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing sources or brokers, and any differences are reviewed in accordance with the valuation procedures. If the Valuation Designee believes any such market quotation does not reflect the fair value of an investment, it may independently value such investment in accordance with valuation procedures for investments for which market quotations are not readily available.

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
(2)
The Valuation Designee also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Valuation Designee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;

(3)
The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the controllers group of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee (the “Asset Management Private Investment Valuation and Side Pocket Working Group”), which is comprised of a number of representatives from different functions and areas of expertise related to GSAM’s business and controls who are independent of the investment decision making process;
(4)
The Asset Management Private Investment Valuation and Side Pocket Working Group reviews and preliminarily approves the fair valuations and makes fair valuation recommendations to the Asset Management Valuation Committee;
(5)
The Asset Management Valuation Committee reviews the valuation information provided by the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors. The Asset Management Valuation Committee then assesses such valuation recommendations; and
(6)
Through the Asset Management Valuation Committee, the Valuation Designee discusses the valuations, provides written reports to the Board of Directors on at least a quarterly basis, and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Asset Management Valuation Committee, the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors.

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share and are considered cash equivalents for the purposes of the management fee paid to the Investment Adviser. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2022 and December 31, 2021, the Company held an aggregate cash balance of $3,675 and $13,564. Foreign currency of $375 and $185 (acquisition cost of $371 and $183) is included in cash as of December 31, 2022 and December 31, 2021.

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

Foreign securities and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

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

The Company has elected to be treated as a RIC commencing with its taxable year ended December 31, 2021. So long as the Company maintains its qualification for tax treatment as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), accrued and payable quarterly in arrears. The Management Fee is equal to 0.1875% (i.e., an annual rate of 0.75%) of the average of the values of the Company's gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. For the avoidance of doubt, the Management Fee for the Company's first quarter (i.e., the period beginning on the Initial Drawdown Date and ending on the last day of the quarter in which the Initial Drawdown Date occurred) will be equal to 0.1875% (i.e., an annual rate of 0.75%) of the Company's average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of such quarter. The Management Fee for any partial quarter will be appropriately prorated. The Investment Adviser waives a portion of its management fee payable by the Company in an amount equal to the management fees it earns as an investment adviser for any affiliated money market funds in which the Company invests. Following the occurrence (if any) of a listing, the Management Fee will be equal to 0.25% (i.e., an annual rate of 1.00%) of the average of the values of the Company's average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters (and, in the case of the Company's first quarter-end following any listing, the Company's gross assets as of such quarter-end).

For the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, Management Fees amounted to $824 and $12 and the Investment Adviser waived $193 and $12. As of December 31, 2022, $393 remained payable.

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

For the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, Incentive Fees based on income amounted to $0 and $0. For the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, the Company accrued Incentive Fees based on capital gains under GAAP of $(31) and $31, which was not realized.

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

For the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $310 and $48. As of December 31, 2022, $85 remained payable.

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

For the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, the Company incurred expenses for services provided by the Transfer Agent of $126 and $7. As of December 31, 2022, $54 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the year ended December 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$23,067	$135,038	$(158,105)	$—	$—	$—	$47
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	—	3,803	(18)	—	58	3,843	174
Total Non-Controlled Affiliates	$23,067	$138,841	$(158,123)	$—	$58	$3,843	$221
For the period from October 29, 2021 (commencement of operations) to December 31, 2021
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$33,387	$(10,320)	$—	$—	$23,067	$—
Total Non-Controlled Affiliates	$—	$33,387	$(10,320)	$—	$—	$23,067	$—

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of December 31, 2022 and December 31, 2021, there were $335 and $340, respectively, included within accrued expenses and other liabilities, and $19 and $0, respectively, included within interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company's investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). Additionally, if the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments, and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

In addition, the Company has filed an application to amend the Relief to permit the Company to participate in follow-on investments in the Company's existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurance if and when the Company will receive the amended exemptive order.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2022		December 31, 2021
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$240,889	$239,700	$26,188	$26,413
1st Lien/Last-Out Unitranche	6,352	6,295	—	—
Preferred Stock	2,711	2,826	2,711	2,711
Common Stock	670	768	270	270
Warrants	216	71	216	216
Total investments	$250,838	$249,660	$29,385	$29,610

The industry composition of the Company’s investments at fair value and net assets was as follows:

	December 31, 2022		December 31, 2021
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Diversified Financial Services	19.7%	28.7%	0.0%	0.0%
Diversified Consumer Services	17.1	24.9	9.3	10.2
Software	16.2	23.6	43.6	48.0
Health Care Providers & Services	9.2	13.4	4.0	4.4
IT Services	9.2	13.4	—	—
Health Care Technology	8.9	12.8	20.8	22.9
Professional Services	8.4	12.2	10.2	11.2
Automobiles	4.9	7.1	—	—
Real Estate Mgmt. & Development	3.6	5.2	—	—
Entertainment	1.4	2.1	12.1	13.3
Commercial Services & Supplies	1.4	2.0	—	—
Distributors	—	—	—	—
Total	100.0%	145.4%	100.0%	110.0%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2022	December 31, 2021
United States	80.4%	93.8%
United Kingdom	14.7	6.2
Canada	4.9	—
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2022 and 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of December 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$168,648	Discounted cash flows	Discount Rate	7.4% - 11.5%	9.9%
1st Lien/Last-Out Unitranche	6,295	Discounted cash flows	Discount Rate	—	10.9%
Equity
Preferred Stock	$1,349	Comparable multiples	EV/EBITDA(6)	—	27.9x
	1,477	Comparable multiples	EV/Revenue	—	4.0x
Common Stock	768	Comparable multiples	EV/EBITDA(6)	9.1x - 18.3x	12.4x
Warrants	71	Comparable multiples	EV/Revenue	—	4.0x
As of December 31, 2021
Equity
Warrants	$216	Comparable multiples	EV/Revenue	—	8.2x

(1)
As of December 31, 2022, included within Level 3 assets of $249,660 is an amount of $71,052 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $174,943 or 71.1% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2022 and the market approach was used in the determination of fair value of certain Level 3 assets as of December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2022				December 31, 2021
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$239,700	$239,700	$—	$—	$26,413	$26,413
1st Lien/Last-Out Unitranche	—	—	6,295	6,295	—	—	—	—
Preferred Stock	—	—	2,826	2,826	—	—	2,711	2,711
Common Stock	—	—	768	768	—	—	270	270
Warrants	—	—	71	71	—	—	216	216
Investments in Affiliated Money Market Fund	—	—	—	—	23,067	—	—	23,067
Total	$—	$—	$249,660	$249,660	$23,067	$—	$29,610	$52,677

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the year ended December 31, 2022
1st Lien/Senior Secured Debt	$26,413	$221,955	$—	$(1,414)	$(7,602)	$348	$—	$—	$239,700	$(1,414)
1st Lien/Last-Out Unitranche	—	6,344	—	(57)	—	8	—	—	6,295	(57)
Preferred Stock	2,711	—	—	115	—	—	—	—	2,826	115
Common Stock	270	400	—	98	—	—	—	—	768	98
Warrants	216	—	—	(145)	—	—	—	—	71	(145)
Total assets	$29,610	$228,699	$—	$(1,403)	$(7,602)	$356	$—	$—	$249,660	$(1,403)
For the period from October 29, 2021 (commencement of operations) to December 31, 2021
1st Lien/Senior Secured Debt	$—	$26,197	$—	$225	$(17)	$8	$—	$—	$26,413	$225
Preferred Stock	—	2,711	—	—	—	—	—	—	2,711	—
Common Stock	—	270	—	—	—	—	—	—	270	—
Warrants	—	216	—	—	—	—	—	—	216	—
Total assets	$—	$29,394	$—	$225	$(17)	$8	$—	$—	$29,610	$225

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2022, approximates its carrying value because the BoA Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

On November 1, 2021, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2022 and December 31, 2021, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 316% and 167%.

The Company’s outstanding debt was as follows:

	December 31, 2022			December 31, 2021
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
BoA Revolving Credit Facility(1)	$156,586	$76,796	$79,443	$60,000	$20,013	$40,030
Total debt	$156,586	$76,796	$79,443	$60,000	$20,013	$40,030

(1)

Provides, under certain circumstances, a total borrowing capacity of $300,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $30,000, in GBP of £30,665 and in CAD of CAD 16,750. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $38,000, in GBP of £1,500 and in CAD of CAD 0.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A. (“BoA”), as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $156,586 as of December 31, 2022, with a reduction to $127,586 on and after March 31, 2023. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is November 24, 2023. The Company amended the BoA Revolving Credit Facility on July 26, 2022 and November 14, 2022.

Proceeds from the BoA Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

Under the BoA Revolving Credit Facility, prior to the amendment on July 26, 2022, the Company had the ability to elect either LIBOR or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the BoA Revolving Credit Facility was the prevailing LIBOR for one month plus 2.85% per annum or (B) an alternate base rate (the greatest of (i) the Prime Rate plus 1.85%, (ii) the Federal Funds Rate plus 0.50% plus 1.85%, and (iii) Adjusted LIBOR Rate plus 1.00%). Effective July 26, 2022, the Company has the ability to elect Daily Simple SOFR, Term SOFR, the applicable alternative currency rate, or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the BoA Revolving Credit Facility is (A) the prevailing Daily Simple SOFR, Term SOFR for the applicable interest period or the applicable alternative currency rate, in each case, plus any applicable credit spread adjustment, plus 2.85% per annum, or (B) an alternate base rate (the greatest of (i) the Prime Rate plus 1.85% per annum, (ii) the Federal Funds Rate plus 0.50% plus 1.85% per annum, and (iii) Term SOFR with a one-month tenor plus 1.00%). The Company pays a 0.35% annualized fee on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility.

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

Costs of $904 were incurred in connection with obtaining the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of December 31, 2022 and December 31, 2021, outstanding deferred financing costs were $484 and $423.

The below table presents the summary information of the BoA Revolving Credit Facility:

	For the year ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2022	2021
Borrowing interest expense	$1,787	$18
Facility fees	227	19
Amortization of financing costs	398	22
Total	$2,412	$59
Weighted average interest rate	5.30%	3.00%
Average outstanding balance	$33,710	$6,308	*

* Average outstanding debt balance was calculated beginning on November 26, 2021, the date on which the Company entered into the BoA Revolving Credit Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2022			December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$543,340	$367,875	32%	$189,014	$160,728	15%

Portfolio Company Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of December 31, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	December 31, 2022	December 31, 2021
1st Lien/Senior Secured Debt
Admiral Buyer, Inc. (dba Fidelity Payment Services)	$2,810	$—
Bigchange Group Limited	402	510
BSI3 Menu Buyer, Inc (dba Kydia)	249	—
Businessolver.com, Inc.	536	587
Checkmate Finance Merger Sub, LLC	367	367
Clearcourse Partnership Acquireco Finance Limited	7,832	—
CloudBees, Inc.	86	1,510
Coding Solutions Acquisition, Inc.	1,786	—
Coretrust Purchasing Group LLC	3,864	—
CST Buyer Company (dba Intoxalock)	574	—
DFS Holding Company, Inc.	7,102	—
Governmentjobs.com, Inc. (dba NeoGov)	2,268	2,267
HealthEdge Software, Inc.	7,500	2,090
HumanState Limited (dba PayProp)	10,591	—
iCIMS, Inc.	6,454	—
Intelligent Medical Objects, Inc.	1,224	—
iWave Information Systems, Inc.	1,087	—
Kaseya Inc.	700	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	1,097	—
MerchantWise Solutions, LLC (dba HungerRush)	1,414	—
Millstone Medical Outsourcing, LLC	207	250
NFM & J, L.P. (dba the Facilities Group)	707	1,309
PDDS Holdco, Inc. (dba Planet DDS)	1,958	—
Qualawash Holdings, LLC	865	—
Rubrik,Inc.	732	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	3,000	—
SpendMend, LLC	1,302	—
Spotless Brands, LLC	1,650	—
Trader Corporation	945	—
WebPT, Inc.	449	3,754
Whitewater Holding Company LLC	5,741	1,124
Zarya Intermediate, LLC (dba iOFFICE)	938	$—
Total 1st Lien/Senior Secured Debt	$76,437	$13,768
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$2,061	$—
Total 1st Lien/Last-Out Unitranche	$2,061	$—
Total	$78,498	$13,768
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

8. NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued		Proceeds Received
For the year ended December 31, 2022
March 16, 2022	1,823,817		$34,051
July 27, 2022	856,930		15,811
September 19, 2022	2,069,029		38,195
October 19, 2022	3,024,805		55,547
November 16, 2022	193,341	**	3,575
Total capital drawdowns	7,967,922		$147,179
For the period from October 29, 2021 (commencement of operations) to December 31, 2021
November 23, 2021	944,320		$18,886
December 20, 2021	493,254		9,400
Total capital drawdowns	1,437,574		$28,286

** Inclusive of 476 shares that were cancelled as a result of defaulting stockholders.

Distributions

The following table reflects the distributions declared on the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the year ended December 31, 2022
May 2, 2022	July 5, 2022	July 28, 2022	$0.02
August 3, 2022	October 3, 2022	October 28, 2022	$0.12
November 2, 2022	December 30, 2022	January 27, 2023	$0.38

There were no distributions declared on the Company’s common stock for the period from October 29, 2021 (commencement of operations) to December 31, 2021.

9. EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the year ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2022	2021
Net increase (decrease) in net assets from operations	$1,923	$(1,358)
Weighted average shares outstanding	4,489,749	667,932
Basic and diluted earnings (loss) per share	$0.43	$(2.03)

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10. TAX INFORMATION

The below table presents the tax character of distributions:

	December 31, 2022	For the period from October 29, 2021 (commencement of operations) to December 31, 2021
Distributions paid from:
Ordinary Income	$4,374	$—
Net Long-Term Capital Gains	—	—
Total Taxable Distributions	$4,374	$—

As of the date indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2022	December 31, 2021
Undistributed Ordinary Income - net	$14	$—
Undistributed Long-Term Capital Gains	1	—
Total Undistributed Earnings	$15	$—
Capital Loss Carryforward
Perpetual Long-Term	$—	$—
Perpetual Short-Term	—	—
Timing Differences (Organizational Costs and Post-October Capital Loss Deferral)	(454)	(474)
Unrealized Earnings (Losses)—net	(1,469)	182
Total Accumulated Earnings (Losses)—net	$(1,908)	$(292)

As of the date indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2022	December 31, 2021
Tax cost	$250,838	$52,452
Gross unrealized appreciation	746	237
Gross unrealized depreciation	(2,215)	(55)
Net unrealized investment appreciation (depreciation)	$(1,469)	$182

In order to present certain components of the Company's capital accounts on a tax-basis, certain reclassifications have been recorded to the Company's accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses and net operating losses. For the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, the Company reclassified ($835) and ($1,066) from total distributable (loss) to paid-in capital in excess of par.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	December 31, 2022	December 31, 2021
Net increase (decrease) in net assets resulting from operations	$1,923	$(1,358)
Adjustments:
Net unrealized losses (gains)	1,651	(182)
Income not currently taxable	11	—
Expenses not currently deductible	837	605
Expenses for tax but not for book	(33)	(5)
Taxable income net of capital loss carryforward	$4,389	$(940)
Nondeductible net investment loss	—	940
Taxable income(1)	$4,389	$—

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

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the year ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2022	2021
Per Share Data:(1)
NAV, beginning of period	$18.73	$20.00
Net investment income (loss)	0.80	(2.35)
Net realized and unrealized gains (losses)(2)	(0.76)	1.08
Net increase (decrease) in net assets from operations(2)	$0.04	$(1.27)
Distributions declared from net investment income	(0.52)	—
Total increase (decrease) in net assets	$(0.48)	$(1.27)
NAV, end of period	$18.25	$18.73
Shares outstanding, end of period	9,405,496	1,437,574
Weighted average shares outstanding	4,489,749	667,932
Total return based on NAV(3)	0.21%	(6.35%)
Supplemental Data/Ratio(4):
Net assets, end of period	$171,656	$26,928
Ratio of net expenses to average net assets	8.20%	59.58%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	5.32%	56.51%
Ratio of interest and other debt expenses to average net assets	2.92%	2.81%
Ratio of incentive fees to average net assets	(0.04%)	0.26%
Ratio of total expenses to average net assets	8.43%	60.17%
Ratio of net investment income to average net assets	4.37%	(54.18%)
Portfolio turnover	7%	0%

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
(4)
Ratios for the period from October 29, 2021 (commencement of operations) to December 31, 2021 are annualized, except for, as applicable, unvested Incentive Fees and organization costs.

12. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Assets and Liabilities have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On February 7, 2023, the Company delivered a capital drawdown notice to certain of its investors relating to the issuance and sale of 62,172 shares of common stock for an aggregate offering price of $1,145. The shares were issued on February 21, 2023.

On February 28, 2023, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period January 1, 2023 through March 31, 2023, payable on or about April 27, 2023 to shareholders of record as of April 5, 2023.

Truist Revolving Credit Facility

On February 28, 2023, the Company entered into the Truist Revolving Credit Facility with various lenders. Truist Bank serves as administrative agent.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company's election) of either (i) term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple RFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, respectively. With respect to borrowings denominated in USD, the Company may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 28, 2028.

The Truist Revolving Credit Facility is a multicurrency facility, and as of March 2, 2023, total commitments under the Truist Revolving Credit Facility were $305.00 million. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750.00 million.

The Truist Revolving Credit Facility may be guaranteed by certain of the Company’s subsidiaries that are formed or acquired by the Company in the future (collectively, the “Subsidiary Guarantors”). Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Company’s obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. The Company is in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Goldman Sachs Middle Market Lending Corp II. – Tax Information (unaudited)

During the year ended December 31, 2022, the Company designated 91.09% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

During the year ended December 31, 2022, the Company designated 97.68% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

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

In accordance with these rules, the AIFM is required to make available an annual report on Form 10-K for the financial year of the Company, containing certain disclosures as set out in Article 22 and 23 of the Directive. The disclosures set out below are included to satisfy these requirements as they have not been disclosed elsewhere in this annual report on Form 10-K.

I. Remuneration

The following disclosures are made in accordance with Article 107 of the EU Commission Delegated Regulation C (2012) 8370 in respect of the AIFM, which is part of the GS Group Inc. GS Group Inc.’s global remuneration philosophy, structure and process for setting remuneration generally applies to employees of the AIFM in the same manner as other employees globally. References to the “firm” and “we” throughout this disclosure include GS Group Inc. and the AIFM and any subsidiaries and affiliates.

a. Remuneration Program Philosophy

The remuneration philosophy and the objectives of the remuneration program for the firm, including the AIFM are reflected in GS Group Inc.’s Compensation principles as posted on the Goldman Sachs public website (http://www.goldmansachs.com/investor relations/corporate governance/corporate governance-documents/compensation-principles.pdf) which includes the following:

1.
We pay for performance – this is an absolute requirement under our compensation program and inherent in our culture.
2.
We structure compensation, especially at senior levels, to align with GS Group Inc.’s stockholders’ long-term interests.
3.
We use compensation as an important tool to attract, retain and motivate talent.
4.
We align total compensation with corporate performance over the period.

The AIFM’s remuneration program is intended to be flexible enough to allow responses to changes in market conditions, but grounded in a framework that maintains effective remuneration practices.

b. Remuneration Governance

GS Group Inc.’s global process for setting variable remuneration (including the requirement to consider risk and compliance issues) applies to employees of the AIFM in the same way as to employees of other entities and in other regions and is subject to oversight by the senior management of the firm in the region.

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

g. Total Remuneration

Staff remuneration for the financial period ending December 31, 2022:

Total remuneration for the financial year ending 31 December 2022 paid by the AIFM to 121 staff in respect of the management of the assets of the Company	US $2,247,498, made up of: • US $932,783 fixed remuneration • US $1,314,715 variable remuneration
Which includes:
(a) Remuneration paid by the AIFM to senior management	US $752,183
(b) Remuneration paid by the AIFM to other staff members whose actions have a material impact on the risk profile of the Company	US $1,495,315

The remuneration figures above:

1.
relate to the proportion of time spent by those staff on the management of the assets of the Company;
2.
relate to the portion of the year for which the Company was subject to the Directive; and
3.
do not include figures for those staff whose activities may impact the Company but who provide services through other affiliates of the AIFM.

II. Swiss Disclosure

The Company's offering memorandum or equivalent document, constitutional documents, the annual reports and, where produced by the Company, the semi-annual reports, may be obtained free of charge from the Swiss Representative. In respect of the shares or interests offered in Switzerland to Qualified Investors, the place of performance is at the registered office of the Swiss Representative. The place of jurisdiction is at the registered office of the Swiss Representative or at the registered office or place of residence of the investor.

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

In respect of the period ended December 31, 2022, there have been no material changes to the information listed in Article 23 of the Directive.

V. Service Provider Not Previously Disclosed

Legal Counsel

Fried, Frank, Harris, Shriver & Jacobson LLP

One New York Plaza

New York, NY 10004

USA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

Truist Revolving Credit Facility

On February 28, 2023, we entered into the Truist Revolving Credit Facility with various lenders. Truist Bank serves as administrative agent.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple RFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, respectively. With respect to borrowings denominated in USD, we may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 28, 2028.

The Truist Revolving Credit Facility is a multicurrency facility, and as of March 2, 2023, total commitments under the Truist Revolving Credit Facility were $305.00 million. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750.00 million.

The Truist Revolving Credit Facility may be guaranteed by certain of our subsidiaries that are formed or acquired by us in the future (collectively, the “Subsidiary Guarantors”). Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

Our obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of our portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in our investment portfolio. We are in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

The foregoing description is only a summary of the material provisions of the Truist Revolving Credit Facility and is qualified in its entirety by reference to a copy of the Truist Revolving Credit Facility, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2023.

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

Timothy J. Leach, an Independent Director, serves as Chair (“Chair”) of the Board of Directors. The Board of Directors believes that it is in the best interests of stockholders for Mr. Leach to lead the Board of Directors because of his broad corporate background and experience with financial and investment matters, as described below. The Chair will generally act as a liaison between our management, officers and attorneys between meetings of the Board of Directors and presides over all executive sessions of the Independent Directors without management. The Board of Directors believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual directors and the committees in a manner that enhances effective oversight. The Board of Directors also believes that its size creates an efficient corporate governance structure that provides opportunity for direct communication and interaction between management and the Board of Directors.

Board of Directors and Executive Officers

Holders of our common stock will vote together as a class for the election of directors. Under our certificate of incorporation, our directors will each serve for a one year term, but immediately prior to a listing, if any, our Board of Directors will be divided into three classes. At such time, each class of directors will hold office for a three-year term. However, the initial members of the three classes will have initial terms of one, two and three years, respectively. At each annual meeting of our stockholders following our adoption of a classified board, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

In addition, our Board of Directors has adopted policies which provide that (a) no director shall hold office for more than 15 years and (b) a director shall retire as of December 31st of the calendar year in which he or she reaches his or her 74th birthday, unless a waiver of such requirement has been adopted by a majority of the other directors. These policies may be changed by the directors without a stockholder vote.

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships
Independent Directors
Timothy J. Leach (67)	Chairman of the Board of Directors and Director since August 2020

Mr. Leach is retired. He is Chairman, Habitat for Humanity of Sonoma County (2019–Present); Director, Habitat for Humanity of Sonoma County (2017–2019); and Chairman, MN8 Energy LLC (2021-Present). He was formerly Chief Investment Officer, US Bank Wealth Management (2008–2016) and Treasurer and Director, National Committee to Preserve Social Security & Medicare (2014–2019).

Director—the Company and GS BDC.

GS BDC; Habitat for Humanity of Sonoma County; MN8 Energy LLC
Karole Dill Barkley (61)	Director since November 2021	Ms. Dill Barkley is retired. She was previously Vice President, Wholesale Credit Risk Insurance Department of J.P. Morgan (2017 – 2021) and Managing Partner, Sweet Harlem Ventures (2013 – 2016).	None
Carlos E. Evans (71)	Director since August 2020

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
Tracy Grooms (63)	Director since November 2021	Ms. Grooms is retired. She was previously Chief Compliance Officer, Bank of America Consumer Group (2010-2013) and Director, Rabobank, N.A. (2018-2019).	None
Richard A. Mark (69)	Director since August 2020

Mr. Mark is retired. He is Director, Viatris Inc. (2020–Present); and Director, Home Centered Care Institute (2021-Present). He was formerly Director, Almost Home Kids (2016–2021); Director, Mylan N.V. (2019–2020); Partner, Deloitte & Touche LLP (2002–2015) and Chairman and member of the Audit Committee, Katy Industries, Inc. (2015–2016).

Director—the Company and GS BDC.

GS BDC; Viatris Inc. (a global pharmaceutical company); Home Centered Care Institute.
Interested Directors*
Katherine (“Kaysie”) P.Uniacke (62)	Director since August 2020	Ms. Uniacke is Chair of the Board—Goldman Sachs Asset Management International (2013–Present); Director—Goldman Sachs Dublin and	Goldman Sachs Asset Management International; Goldman Sachs Dublin and Luxembourg family of funds; GS

Luxembourg family of funds (2013–Present); and Advisory Director—Goldman Sachs (2013–Present). Formerly, she was Global Chief Operating Officer— GSAM (2007–2012); Partner, Goldman Sachs (2002–2012); and Managing Director— Goldman Sachs (1997–2002).

Director—the Company; GS BDC; GS PMMC; GS PMMC II and PSLF.

BDC; GS PMMC; GS PMMC II; PSLF

*

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by GS Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Alex Chi	50	Co-Chief Executive Officer and Co-President
David Miller	53	Co-Chief Executive Officer and Co-President
Gabriella N. Skirnick	45	Chief Operating Officer
David Pessah	37	Chief Financial Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer
Julien Yoo	51	Chief Compliance Officer
Caroline Kraus	45	Chief Legal Officer
Justin Betzen	42	Vice President
Greg Watts	46	Vice President
Tucker Greene	47	Vice President
Jennifer Yang	39	Vice President

The address for each director and executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Independent Directors:

Karole Dill Barkley. Ms. Dill Barkley was appointed as one of our directors in November 2021. Ms. Dill Barkley is retired. Prior to her retirement in March 2021, Ms. Dill Barkley served as a Vice President in the Wholesale Credit Risk Insurance Department of J.P. Morgan. Prior to joining J.P. Morgan, Ms. Dill Barkley served in executive roles at Sweet Harlem Ventures and Sweet Harlem Pop. Ms. Dill Barkley also served in a variety of senior positions in the financial services sector at Standard and Poor’s Rating Services, Bank of Bermuda (New York) Limited, Union Bank of Switzerland, and Algemene Bank Nederland N.V. She previously served on the Board of Directors for the Smithsonian Institution, Archives of American Art, the Abyssinian Fund, the Bermuda Artworks Foundation and the Harvard Club of New York City. Based on the foregoing, Ms. Dill Barkley is experienced with financial and investment matters, which we believe makes her well qualified to serve on our Board of Directors.

Carlos E. Evans. Mr. Evans is retired. Mr. Evans has served on the Board since August 2020. He also serves on the Board of Directors of GS BDC. Mr. Evans is currently chairman of the Board of Directors of Highwoods Properties, Inc., a real estate investment trust, where he serves as chair of the Compensation/Governance Committee and as a member of the Executive Committee. Prior to his retirement in 2014, Mr. Evans worked for Wells Fargo Bank, most recently serving as executive vice president and group head of the eastern division of Wells Fargo commercial banking. From 2006 until Wachovia Corporation’s merger with Wells Fargo in 2009, Mr. Evans served as wholesale banking executive and an executive vice president for the Wachovia general banking group. Previously, he held senior management positions with First Union National Bank and with Bank of America and its predecessors, including NationsBank, North Carolina National Bank and Bankers Trust of South Carolina, which he joined in 1973. Mr. Evans is chairman emeritus of the board of the Spoleto Festival USA and was previously chairman of the board of the Medical University of South Carolina Foundation. Mr. Evans serves on the boards of four private companies, National Coatings and Supplies Inc., Warren Oil Company, LLC, American Welding & Gas Inc. and Johnson Management. He also previously served on the Board of Directors of Sykes Enterprises, Incorporated, an international provider of outsourced customer contact management services. Based on the foregoing, Mr. Evans is experienced with financial and investment matters, which we believe makes him well qualified to serve on our Board of Directors.

Tracy Grooms. Ms. Grooms is retired. Ms. Grooms has served on the Board since November 2021. Prior to her retirement in 2013, Ms. Grooms worked for Bank of America, most recently serving as chief compliance officer for the Bank of America Consumer Group. Prior to serving as chief compliance officer, Ms. Grooms held a variety of senior leadership roles during her 30-year career. From 1993 to 2000, Ms. Grooms served as divisional chief financial officer for numerous businesses and acquisitions, including the acquisition of legacy BankAmerica. From 2001 to 2004, Ms. Grooms served as chief operating officer for the Small Business division and, from 2005 to 2010 she led the Student Lending and Checking/Payments business. From 2013 to 2016, Ms. Groom served as the Undergraduate Director of the McColl School of Business where she led the formation of a banking concentration within the university’s undergraduate finance degree program. From 2018 to 2019, Ms. Grooms served on the Board of Directors Rabobank, N.A. (“Rabobank”), the U.S. national bank subsidiary of Rabobank, Netherlands and as chair of Rabobank’s compliance committee and a member of its audit committee until its sale. She currently serves as Treasurer and Board director for the Charleston Symphony and on the McColl School Board of Advisors. Ms. Grooms is a member of NACD and Women’s Corporate Directors. Based on the foregoing, Ms. Grooms is experienced with financial investment matters, which we believe makes her well qualified to serve on our Board of Directors.

Timothy J. Leach. Mr. Leach is retired. Mr. Leach has serves as Chairperson of the Board since August 2020. He also serves as a member and chairman of the Board of Directors of GS BDC. From 2008 until his retirement in July 2016, Mr. Leach served as chief investment officer of US Bank Wealth Management. Prior to joining US Bank, Mr. Leach held senior management positions with U.S. Trust Company and various investment advisers and asset managers, including Wells Fargo Private Investment Advisors, Wells Fargo Alternative Asset Management, ABN Amro Global Asset Management, ABN Amro Asset Management (USA) and Qualivest Capital Management. Mr. Leach currently serves as chairman of the board of directors of Habitat for Humanity of Sonoma County and as chairman of the board of directors of MN8 Energy LLC. Based on the foregoing, Mr. Leach is experienced with financial and investment matters, which we believe makes him well qualified to serve on our Board of Directors.

Richard A. Mark. Mr. Mark is retired. Mr. Mark has served on the Board since August 2020. Mr. Mark has been designated as the Board’s “audit committee financial expert” given his extensive accounting and finance experience. Mr. Mark serves as the chair of the audit committee. Mr. Mark also serves on the Board of Directors of GS BDC and as chair of the audit committee of GS BDC. Prior to his retirement in 2015, Mr. Mark was a partner at Deloitte & Touche LLP, most recently leading the corporate development function of the advisory business of Deloitte. Mr. Mark began his career at Arthur Andersen & Co. and held various positions with Arthur Andersen, including audit partner, before joining Deloitte in 2002. Mr. Mark is currently a member of the Board of Directors of GS BDC and serves as chair of GS BDC’s audit committee. Since November 2020, Mr. Mark has served on the Board of Directors of Viatris Inc. (“Viatris”), a global pharmaceuticals company. Prior to the closing of the transaction that combined Mylan N.V. and Pfizer Inc.’s off-patent branded and generic established medicines business which resulted in the formation of Viatris, Mr. Mark served on the Board of Directors of Mylan N.V. from June 2019 until November 2020. Mr. Mark also served from July 2015 until August 2016 as chairman of the board of directors and as a member of the audit committee of Katy Industries, Inc., a manufacturer, importer and distributor of commercial cleaning and consumer storage products. Since December 2021, Mr. Mark has served on the Board of Directors of the Home Centered Care Institute, a nonprofit organization focused on scaling home-based primary care. From May 2016 to December 2021, Mr. Mark served as a Director of Almost Home Kids, an affiliate of Lurie Children’s Hospital of Chicago, which provides care to children with complicated health needs. Mr. Mark is a certified public accountant. Based on the foregoing, Mr. Mark is experienced with accounting, financial and investment matters, which we believe makes him well qualified to serve on our Board of Directors.

Interested Directors:

Kaysie Uniacke. Ms. Uniacke has served on the Board since August 2020. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International, serves on the boards of the Goldman Sachs Luxembourg and Dublin family of funds, several GSAM-managed pooled vehicles organized in the Cayman Islands, GS BDC, GS PMMC, GS PMMC II and PSLF and is an advisory director to GS Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012 where she was named managing director in 1997 and partner in 2002. Ms. Uniacke serves on the board of Person to Person, a non-profit organization that supports the working poor in lower Fairfield County, CT. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters, which we believe makes her well qualified to serve on our Board of Directors.

Executive Officers who are not Directors:

Alex Chi. Mr. Chi is the Co-Chief executive officer and co-president of the Company and has served in such capacity since March 2022. Mr. Chi is also the Co-Chief executive officer and co-president of GS BDC, GS PMMC, GS PMMC II and PSLF. Mr. Chi is co-head of Goldman Sachs Asset Management Private Credit in the Americas. Before assuming his current role, Mr. Chi spent 25 years in Goldman Sachs’s Investment Banking Division. Mr. Chi worked in the Financial and Strategic Investors Group from 2006 to 2019, managing Goldman Sachs’s relationships with private equity and related portfolio company clients. Prior to that, Mr. Chi worked in Leveraged Finance, where he spent six years structuring and executing leveraged loan and high yield debt financings for corporate and private equity clients across industries. He also spent three years in Asia focused on mergers and acquisitions and corporate finance transactions. Mr. Chi was named managing director in 2006 and partner in 2012.

David Miller. Mr. Miller is the Co-Chief executive officer and co-president of the Company and has served in such capacity since March 2022. Mr. Miller is also the Co-Chief executive officer and co-president of GS BDC, GS PMMC, GS PMMC II and PSLF. Mr. Miller is co-head of Goldman Sachs Asset Management Private Credit in the Americas. He has spent his nearly 30-year career as an investor in middle market companies and has originated billions of dollars in commitments across all industries to companies in various stages of the lifecycle. In 2004, he co-founded Goldman Sachs’s middle market origination effort investing primarily firm capital and has led that business since 2013. Prior to joining Goldman Sachs in 2004, Mr. Miller was senior vice president of originations for GE Capital, where he was responsible for structuring and originating loans in the media and telecommunications sectors. Previously, Mr. Miller was a director at SunTrust Bank, responsible for originating and managing a portfolio of middle market loans. Mr. Miller was named managing director in 2012 and partner in 2014.

Gabriella N. Skirnick. Ms. Skirnick is the chief operating officer of the Company and has served in such capacity since March 2022. Ms. Skirnick also is the chief operating officer of GS BDC, GS PMMC, GS PMMC II and PSLF. Ms. Skirnick is also global chief operating officer of Goldman Sachs Asset Management Private Credit. Prior to joining the Merchant Banking Division as global chief operating officer of the Private Credit investing platform in 2017, she spent six years in the Investment Banking Division in the Technology, Media and Telecom Group, where she focused on technology mergers and acquisitions, as well as in the Americas Financing Group. Ms. Skirnick joined Goldman Sachs as an analyst in the Communications, Media and Entertainment Group within the Investment Banking Division in 2000 and rejoined the firm in 2010. Before re-joining Goldman Sachs, Ms. Skirnick worked in distressed investing at Aurelius Capital Management and Perella Weinberg Partners. She was named managing director of Goldman Sachs in 2017.

David Pessah. Mr. Pessah is the chief financial officer, treasurer and principal financial officer of the Company and has served in such capacity since August 2022. Mr. Pessah has also served as the principal accounting officer since August 2020. Mr. Pessah is also the chief financial officer, treasurer, principal financial officer and principal accounting officer of GS BDC, GS PMMC, GS PMMC II and PSLF. Mr. Pessah is a Vice President in Goldman Sachs Asset Management Private Credit. Mr. Pessah is responsible for fund accounting and financial reporting oversight as well as the continuous improvement of internal control over financial reporting. Prior to joining Goldman Sachs in September 2010, he worked in the audit practice at Ernst & Young LLP.

Julien Yoo. Ms. Yoo is the chief compliance officer of the Company and has served in such capacity since August 2020. Ms. Yoo is also the Managing Director of GSAM Compliance, Head of the U.S. Regulatory Compliance team with GSAM Compliance, and Chief Compliance Officer of GS BDC, GS PMMC, GS PMMC II and PSLF. Ms. Yoo joined Goldman Sachs in 2013. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

Caroline Kraus. Ms. Kraus is the chief legal officer and secretary of the Company and has served in such capacity since August 2020. Ms. Kraus is also a Managing Director and Senior Counsel at GSAM and the chief legal officer and secretary of GS BDC, GS PMMC, GS PMMC II, and PSLF as well as various other Goldman Sachs funds. Ms. Kraus joined Goldman Sachs in 2006. Prior to joining Goldman Sachs, she was an associate at Weil, Gotshal & Manges, LLP.

Justin Betzen. Mr. Betzen is a vice president of the Company and has served in such capacity since August 2022. Mr. Betzen is also a vice president of GS BDC, GS PMMC, GS PMMC II and PSLF. He is also a managing director and senior underwriter in Goldman Sachs Asset Management Private Credit, focused on middle market lending in the Americas. He is a member of the BDC Investment Committee and the Private Credit Investment Subcommittee, which focuses on middle market lending primarily via the Goldman Sachs balance sheet. Justin initially joined Goldman Sachs in 2006 as an associate and rejoined the firm as a vice president in 2013. He was named managing director in 2019. Prior to rejoining the firm, Mr. Betzen worked at Newstone Capital Partners, focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group, focused on software, services and payments companies.

Greg Watts. Mr. Watts is a vice president of the Company and has served in such capacity since August 2022. Mr. Watts is also a vice president of GS BDC, GS PMMC, GS PMMC II and PSLF. He also serves as head of underwriting and portfolio management for Goldman Sachs Asset Management Private Credit in the Americas. He has spent greater than 20 years as a credit investor in middle market companies and has overseen billions of dollars of investments from origination to exit as well as a significant amount of experience in workouts and restructurings. Mr. Watts is a member of the BDC Investment Committee and the Private Credit Investment Subcommittee, which focuses on middle market lending primarily via the Goldman Sachs balance sheet. Mr. Watts joined Goldman Sachs in 2007 and was named managing director in 2015. Prior to joining Goldman Sachs, Mr. Watts spent five years with GE Capital’s Technology, Media and Telecom Finance Group as a senior vice president and risk team leader in underwriting and portfolio management. Before working at GE Capital, Mr. Watts was an associate at Investcorp International after beginning his career as an investment banking analyst in Salomon Smith Barney’s Mergers and Acquisitions Group.

Tucker Greene. Mr. Greene is a vice president of the Company and has served in such capacity since August 2022. Mr. Greene is also a vice president of GS BDC, GS PMMC, GS PMMC II and PSLF. He is also a managing director in Goldman Sachs Asset Management Private Credit. He is focused on the firm’s middle market credit investing strategies, including sourcing, structuring and managing senior credit facilities. Mr. Greene joined GSAM in 2004 in the Specialty Lending Group and was named managing director in 2021. Prior to joining GSAM, Mr. Greene worked at GE Capital. Previously, he was an associate in underwriting and portfolio management for two years within GE Capital’s Media and Communications Group.

Jennifer Yang. Ms. Yang is a vice president of the Company and has served in such capacity since August 2022. Ms. Yang is also a vice president of GS BDC, GS PMMC, GS PMMC II and PSLF. She is also a managing director in Credit Alternatives within Goldman Sachs Asset Management, with oversight of Healthcare. She is responsible for leading and managing the healthcare investment strategy and portfolio. Ms. Yang joined Goldman Sachs in 2018 as a vice president and was named managing director in 2021. Prior to joining Goldman Sachs, Jennifer was an executive director at Varagon Capital Partners, where she was responsible for structuring, executing and managing credit investments in the healthcare sector. Previously, she was a vice president at Fifth Street Asset Management, focused on healthcare deal execution.

Committees of the Board of Directors

Audit Committee

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

The Audit Committee held six formal meetings in 2022.

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
The Governance and Nominating Committee held four formal meetings in 2022.

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

The Compliance Committee held seven formal meetings in 2022.

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

The Contract Review Committee held one formal meeting in 2022.

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and have also approved the Investment Adviser’s code of ethics in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These codes of ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. Our Code of Ethics is discussed under “Item 1. Business—Code of Ethics” and a copy of our Code of Ethics is filed as an exhibit to this annual report on Form 10-K.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to, among others, our co-Chief Executive Officers and Chief Financial Officer. We intend to disclose any material amendment to or waivers of required provisions of the Code of Business Conduct and Ethics on a current report on Form 8-K. Our Code of Business Conduct and Ethics is filed as an exhibit to this annual report on Form 10-K.

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

Compensation of Directors

Each Independent Director is currently compensated with a unitary annual fee of $100,000, which will increase to $125,000 as of January 1, 2023, for his or her services as one of our directors and as a member of the Audit Committee and Governance and Nominating Committee. Prior to July 1, 2022, each Independent Director was compensated with a unitary annual fee of $75,000. The Chairperson receives an additional $25,000 for his services in such capacity. The director designated as “audit committee financial expert” receives an additional $15,000 for his services in such capacity. The Independent Directors of the Board of Directors and each committee are also reimbursed for travel and other expenses incurred in connection with attending meetings. In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation From the Company for the Year Ended December 31, 2022 (2)	Total Compensation from the Goldman Sachs Fund Complex for the Year Ended December 31, 2022
Interested Director
Kaysie Uniacke (1)
Independent Directors
Karole Dill Barkley	$87,500	$87,500
Carlos E. Evans	$87,500	$212,500
Tracy Grooms	$87,500	$87,500
Timothy J. Leach	$112,500	$237,500
Richard A. Mark (3)	$102,500	$242,500

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 2, 2023, certain ownership information with respect to our Shares for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Shares and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such Shares.

Name and Address (1)	Type of Ownership	Number of Shares Owned	Percentage
Interested Director
Kaysie Uniacke	Record/Beneficial	857		*
Independent Directors
Karole Dill Barkley	Record/Beneficial	4,386		*
Carlos E. Evans	Record/Beneficial	4,283		*
Tracy Grooms	Record/Beneficial	4,386		*
Timothy J. Leach	Record/Beneficial	4,283		*
Richard A. Mark	Record/Beneficial	4,283		*
Executive Officers
Justin Betzen	—	—	—
Alex Chi	—	—	—
Tucker Greene	—	—	—
David Miller	—	—	—
David Pessah	—	—	—
Caroline Kraus	—	—	—
Gabriella N. Skirnick	—	—	—
Greg Watts	—	—	—
Jennifer Yang	—	—	—
Julien Yoo	—	—	—
All officers and directors as a group (16 persons)	Record/Beneficial	22,478		*

*	Amount rounds to less than 1%.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

Investment Management Agreement

GSAM serves as our investment adviser. Our Investment Adviser has been registered as an investment adviser with the SEC since 1990 and is a subsidiary of GS Group Inc., a bank holding company. GS & Co., a wholly-owned subsidiary of GS Group Inc., acted as our placement agent in connection with the offering of shares to U.S. persons and Goldman Sachs International, a wholly-owned subsidiary of GS Group Inc., acted as our placement agent in connection with the offering of shares to non-U.S. persons.

Subject to the supervision of the Board of Directors, the Investment Adviser provides day-to-day advice regarding the Company’s portfolio transactions and is responsible for the Company’s business affairs and other administrative matters.

For the year ended December 31, 2022, we paid GSAM a total of $0.24 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $0.24 million in Management Fees and no Incentive Fees.

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

Co-Investment Opportunities

In certain circumstances, we can make negotiated co-investments pursuant to an order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. Additionally, if the Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts including, in some cases, proprietary accounts of Goldman Sachs.

In addition, we have filed an application to amend the Relief to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurance if and when we will receive the amended exemptive order.

For information regarding our co-investment opportunities, see “Item 1. Business—Allocation of Investment Opportunities.”

Transfer Agent Agreement

The Company has entered into a transfer agency agreement (the “Transfer Agency Agreement”), with Goldman Sachs & Co. LLC, an affiliate of GSAM, pursuant to which Goldman Sachs & Co. LLC, serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. The Company pays the Transfer Agent fees at an annual rate of 0.12% of the average NAV of the Company at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s NAV as of such quarter-end).

For the year ended December 31, 2022, we paid Goldman Sachs & Co. LLC a total of $0.08 million in fees pursuant to the Transfer Agent Agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021 were $265,000 and $165,000.

Fees included in the audit fees category are those associated with the annual audits of financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021 were $1,513,648 and $1,337,432. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report and Goldman Sachs & Co. LLC for services related to the 17Ad-13 report.

Tax Fees

No tax compliance, tax advice and tax planning fees were billed by PricewaterhouseCoopers LLP for the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the year ended December 31, 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 78 of this annual report on Form 10-K.
(2)
Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
(3)
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56369), filed on November 22, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 1 to Form 10 (File No. 000-56369), filed on January 13, 2022).

4.1*	Description of Securities

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

10.6

First Amendment to Revolving Credit Agreement, dated as of July 26, 2022, by and among the Company, as Borrower and Bank of America, N.A., as the Administrative Agent, Lead Arranger, Sole Bookrunner, Structuring Agent, Letter of Credit Issuer, and a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56369), filed on July 29, 2022).

10.7

Second Amendment to Revolving Credit Agreement, dated as of November 14, 2022, by and among the Company, as Borrower and Bank of America, N.A., as the Administrative Agent, Lead Arranger, Sole Bookrunner, Structuring Agent, Letter of Credit Issuer, and a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56369), filed on November 14, 2022).

10.8

Facility Increase Request, dated as of June 10, 2022, by and among the Company, as Borrower and Bank of America, N.A., as the Administrative Agent, Lead Arranger, Sole Bookrunner, Structuring Agent, Letter of Credit Issuer, and a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56369), filed on June 15, 2022).

14.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 000-56369), filed on March 4, 2022).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File No. 000-56369), filed on March 4, 2022).

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104*	Cover Page Interactive Data File (embedded with the Inline XBRL document).

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Date: March 2, 2023	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: March 2, 2023	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Alex Chi, David Miller, David Pessah and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2022, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2023.

Signature	Title

/s/ Alex Chi Alex Chi	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ David Miller David Miller	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ David Pessah David Pessah	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy J. Leach Timothy J. Leach	Chairperson of the Board of Directors

/s/ Karole Dill Barkley Karole Dill Barkley	Director

/s/ Carlos E. Evans Carlos E. Evans	Director

/s/ Tracy Grooms Tracy Grooms	Director

/s/ Richard A. Mark Richard A. Mark	Director

/s/ Katherine Uniacke	Director
Katherine Uniacke