Form 10-Q
period 2023-03-31
Goldman Sachs Middle Market Lending Corp. II
filed 2023-05-09
CIK 1865174

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Registrant’s Telephone Number, Including Area Code: (312) 655-4419

Not Applicable

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 9, 2023 was 9,467,668.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2022, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2022, because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023 (Unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $271,330 and $247,053)	$269,855	$245,817
Non-controlled affiliated investments (cost of $3,782 and $3,785)	3,851	3,843
Total investments, at fair value (cost of $275,112 and $250,838)	$273,706	$249,660
Investments in affiliated money market fund (cost of $7,313 and $—)	7,313	—
Cash	3,721	3,675
Interest and dividends receivable	2,288	2,332
Deferred financing costs	3,165	484
Other assets	77	—
Total assets	$290,270	$256,151
Liabilities
Debt	$111,956	$79,443
Interest and other debt expenses payable	527	399
Management fees payable	497	393
Distribution payable	—	3,574
Accrued expenses and other liabilities	682	686
Total liabilities	$113,662	$84,495
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized and no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 9,467,668 and 9,405,496 shares issued and outstanding as of March 31, 2023 and December 31, 2022)	9	9
Paid-in capital in excess of par	174,700	173,555
Distributable earnings (loss)	1,899	(1,908)
Total net assets	$176,608	$171,656
Total liabilities and net assets	$290,270	$256,151
Net asset value per share	$18.65	$18.25

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$6,923	$644
Payment-in-kind income	704	20
Other income	117	16
From non-controlled affiliated investments:
Interest income	97	—
Dividend income	28	1
Other income	4	—
Total investment income	$7,873	$681
Expenses:
Interest and other debt expenses	$2,118	$214
Management fees	497	71
Incentive fees	—	12
Professional fees	219	152
Directors’ fees	167	120
Directors’ and officers’ liability insurance	17	150
Offering costs	—	251
Other general and administrative expenses	303	197
Total expenses	$3,321	$1,167
Management fee waiver	—	(71)
Net expenses	$3,321	$1,096
Net investment income (loss)	$4,552	$(415)
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$11	$—
Foreign currency transactions	260	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(239)	23
Non-controlled affiliated investments	11	—
Foreign currency translations	(788)	54
Net realized and unrealized gains (losses)	$(745)	$77
Net increase (decrease) in net assets from operations	$3,807	$(338)
Weighted average shares outstanding	9,432,437	1,761,808
Net investment income (loss) per share (basic and diluted)	$0.48	$(0.24)
Earnings (loss) per share (basic and diluted)	$0.40	$(0.19)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022

Net assets at beginning of period	$171,656	$26,928
Increase (decrease) in net assets from operations:
Net investment income (loss)	$4,552	$(415)
Net realized gain (loss)	271	—
Net change in unrealized appreciation (depreciation)	(1,016)	77
Net increase (decrease) in net assets from operations	$3,807	$(338)
Capital transactions:
Issuance of common shares	$1,145	$34,051
Net increase in net assets from capital transactions	$1,145	$34,051
Total increase in net assets	$4,952	$33,713
Net assets at end of period	$176,608	$60,641

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022

Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$3,807	$(338)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(23,989)	(13,175)
Payment-in-kind interest capitalized	(710)	(20)
Investments in affiliated money market fund, net	(7,313)	15,094
Proceeds from sales of investments and principal repayments	661	26
Net realized (gain) loss on investments	(11)	—
Net change in unrealized (appreciation) depreciation on investments	228	(23)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(2)	5
Amortization of premium and accretion of discount, net	(225)	(35)
Amortization of deferred financing costs	183	68
Amortization of deferred offering costs	—	251
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	44	(137)
(Increase) decrease in other assets	(77)	145
Increase (decrease) in interest and other debt expenses payable	147	9
Increase (decrease) in management fees payable	104	—
Increase (decrease) in incentive fees payable	—	12
Increase (decrease) in directors’ fees payable	—	120
Increase (decrease) in accrued expenses and other liabilities	33	193
Net cash provided by (used for) operating activities	$(27,120)	$2,195
Cash flows from financing activities:
Proceeds from issuance of common stock	$1,145	$34,051
Offering costs paid	(37)	(149)
Distributions paid	(3,574)	—
Financing costs paid	(2,883)	(74)
Borrowings on debt	32,513	13,940
Repayments of debt	—	(49,000)
Net cash provided by (used for) financing activities	$27,164	$(1,232)
Net increase (decrease) in cash	$44	$963
Effect of foreign exchange rate changes on cash and cash equivalents	2	(5)
Cash, beginning of period	3,675	13,564
Cash, end of period	$3,721	$14,522
Supplemental and non-cash activities
Interest expense paid	$1,643	$119

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2023

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 149.16%
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	10.40%	S + 5.50%	05/08/28	$7,642	$7,507	$7,489	(4) (5)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28	740	(13)	(15)	(4) (5) (6)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28	2,070	(18)	(41)	(4) (5) (6)
Bigchange Group Limited	Software	10.05%	SN + 6.00%	12/23/26	GBP 1,400	1,849	1,688	(4) (5) (7)
Bigchange Group Limited	Software	9.93%	SN + 6.00%	12/23/26	GBP 200	172	169	(4) (5) (6) (7)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP 280	(6)	(8)	(4) (5) (6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	10.92%	S + 6.00%	01/25/28	6,228	6,136	5,917	(4) (5)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	01/25/28	249	(4)	(12)	(4) (5) (6)
Businessolver.com, Inc.	Health Care Technology	10.66%	L + 5.50%	12/01/27	2,157	2,139	2,135	(4) (5)
Businessolver.com, Inc.	Health Care Technology	9.88%	L + 5.50%	12/01/27	586	48	44	(4) (5) (6)
Checkmate Finance Merger Sub, LLC	Entertainment	11.66%	L + 6.50%	12/31/27	3,629	3,569	3,520	(4) (5)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	12/31/27	367	(6)	(11)	(4) (5) (6)
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.18%	SN + 8.25% (incl. 0.75% PIK)	07/25/28	GBP 11,609	13,679	13,963	(4) (5) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.43%	SN + 7.50%	07/25/28	GBP 10,106	5,205	5,368	(4) (5) (6) (7)
CloudBees, Inc.	Software	11.84%	L + 7.00% (incl. 2.50% PIK)	11/24/26	3,373	3,210	3,314	(4) (5)
CloudBees, Inc.	Software	11.84%	L + 7.00% (incl. 2.50% PIK)	11/24/26	1,533	1,370	1,420	(4) (5) (6)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.31%	S + 5.50%	05/11/28	4,293	4,216	4,186	(4) (5)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.29%	S + 5.50%	05/11/28	615	174	169	(4) (5) (6)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.50%	05/11/28	1,294	(11)	(32)	(4) (5) (6)
Computer Services, Inc.	Diversified Financial Services	11.66%	S + 6.75%	11/15/29	15,867	15,408	15,391	(4) (5)
Coretrust Purchasing Group LLC	Diversified Financial Services	11.56%	S + 6.75%	10/01/29	13,236	12,858	12,839	(4) (5)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29	1,932	(27)	(58)	(4) (5) (6)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29	1,932	(54)	(58)	(4) (5) (6)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.66%	S + 6.75%	11/01/28	6,748	6,556	6,545	(4) (5)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.66%	S + 6.75%	11/01/28	638	46	45	(4) (5) (6)
DFS Holding Company, Inc.	Distributors	11.66%	S + 7.00%	01/31/29	4,164	4,041	4,101	(4)
DFS Holding Company, Inc.	Distributors		S + 7.00%	01/31/29	867	(13)	(13)	(4) (6)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	11.65%	S + 6.75%	01/09/30	7,754	7,526	7,521	(4)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 6.75%	01/09/28	802	(23)	(24)	(4) (6)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.41%	S + 5.50%	12/01/28	4,897	4,887	4,812	(4) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/02/27	550	(1)	(10)	(4) (5) (6)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/01/28	1,718	(2)	(30)	(4) (5) (6)
Groundworks, LLC	Diversified Consumer Services	11.36%	S + 6.50%	03/14/30	1,867	1,811	1,811	(4)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/29	109	(3)	(3)	(4) (6)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/30	341	(5)	(5)	(4) (6)
HealthEdge Software, Inc.	Health Care Technology	11.94%	L + 7.00%	04/09/26	4,100	4,039	4,008	(4) (5)
HealthEdge Software, Inc.	Health Care Technology	11.94%	L + 7.00%	04/09/26	6,000	2,713	2,578	(4) (5) (6)
HealthEdge Software, Inc.	Health Care Technology	11.94%	L + 7.00%	04/09/26	387	387	378	(4) (5)
HealthEdge Software, Inc.	Health Care Technology	14.00%	P + 6.00%	04/09/26	400	128	124	(4) (5) (6)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	1,100	(8)	(25)	(4) (5) (6)
HumanState Limited (dba PayProp)	Diversified Consumer Services	10.08%	SN + 6.00%	11/23/28	GBP 15,000	17,839	18,226	(4) (5) (7)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP 2,300	(12)	(43)	(4) (5) (6) (7)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP 6,460	21	(120)	(4) (5) (6) (7)
iCIMS, Inc.	Professional Services	12.06%	S + 7.25% (incl. 3.88%PIK)	08/18/28	18,068	17,781	17,391	(4) (5)
iCIMS, Inc.	Professional Services		S + 7.25% (incl. 3.88%PIK)	08/18/28	1,703	(27)	(64)	(4) (5) (6)
iCIMS, Inc.	Professional Services		S + 7.25% (incl. 3.88%PIK)	08/18/28	4,568	—	(171)	(4) (5) (6)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
Intelligent Medical Objects, Inc.	Health Care Technology	10.62%	S + 6.00%	05/11/29	$3,607	$3,542	$3,535	(4) (5)
Intelligent Medical Objects, Inc.	Health Care Technology	10.74%	S + 6.00%	05/11/28	400	149	148	(4) (5) (6)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	05/11/29	900	(8)	(18)	(4) (5) (6)
iWave Information Systems, Inc.	Software	11.80%	S + 6.75%	11/23/28	8,891	8,678	8,668	(4) (5) (7)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28	1,087	(26)	(27)	(4) (5) (6) (7)
Kaseya Inc.	IT Services	10.65%	S + 5.75%	06/25/29	5,800	5,720	5,713	(4) (5)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	350	(2)	(5)	(4) (5) (6)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	350	(5)	(5)	(4) (5) (6)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.77%	S + 7.00%	03/18/27	9,663	9,061	9,046	(4) (5) (6)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.16%	S + 6.00%	06/01/28	6,808	6,687	6,468	(4) (5)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	10.71%	S + 6.00%	06/01/28	1,712	1,124	1,069	(4) (5) (6)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services		S + 6.00%	06/01/28	857	(15)	(43)	(4) (5) (6)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.62%	S + 5.75%	12/15/27	5,167	5,018	5,063	(4) (5)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.62%	S + 5.75%	12/15/27	1,193	1,173	1,169	(4) (5)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	13.00%	P + 5.00%	12/15/27	259	48	47	(4) (5) (6)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.70%	L + 5.75%	11/30/27	1,988	1,956	1,929	(4) (5)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.61%	L + 5.75%	11/30/27	2,019	1,739	1,710	(4) (5) (6)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		P + 4.75%	11/30/27	349	(5)	(10)	(4) (5) (6)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28	7,810	7,668	7,654	(4) (5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28	770	763	755	(4) (5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.53%	S + 7.50%	07/18/28	880	407	389	(4) (5) (6)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28	605	(11)	(12)	(4) (5) (6)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28	880	(8)	(18)	(4) (5) (6)
Qualawash Holdings, LLC	Commercial Services & Supplies	10.32%	L + 5.50%	08/31/26	2,907	2,870	2,907	(4) (5)
Qualawash Holdings, LLC	Commercial Services & Supplies	12.50%	P + 4.50%	08/31/26	733	663	671	(4) (5) (6)
Qualawash Holdings, LLC	Commercial Services & Supplies	10.26%	L + 5.50%	08/31/26	736	240	248	(4) (5) (6)
Rubrik,Inc.	Software	12.64%	S + 7.00%	06/10/27	11,126	10,932	10,903	(4) (5)
Rubrik,Inc.	Software	12.26%	S + 7.00%	06/10/27	1,272	541	515	(4) (5) (6)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	11.36%	S + 6.25%	06/15/26	3,354	3,257	3,253
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services		S + 6.25%	06/15/26	1,681	(48)	(50)	(6)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.92%	S + 6.00%	07/06/27	3,474	3,413	3,404	(4) (5) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	600	(10)	(12)	(4) (5) (6) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	2,400	(21)	(48)	(4) (5) (6) (8)
SpendMend, LLC	Health Care Providers & Services	10.61%	S + 5.50%	03/01/28	3,464	3,412	3,377	(4) (5)
SpendMend, LLC	Health Care Providers & Services	10.61%	S + 5.50%	03/01/28	1,517	594	572	(4) (5) (6)
SpendMend, LLC	Health Care Providers & Services	10.60%	S + 5.50%	03/01/28	456	176	171	(4) (5) (6)
Spotless Brands, LLC	Diversified Consumer Services	11.50%	S + 6.75%	07/25/28	10,671	10,363	10,351	(4) (5)
Spotless Brands, LLC	Diversified Consumer Services		S + 6.75%	07/25/28	1,650	(23)	(50)	(4) (5) (6)
Trader Corporation	Automobiles	11.68%	C + 6.75%	12/21/29	CAD 17,049	12,326	12,299	(4) (5) (7)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD 1,279	(14)	(24)	(4) (5) (6) (7)
WebPT, Inc.	Health Care Technology	11.65%	S + 6.75%	01/18/28	3,255	3,214	3,158	(4) (5)
WebPT, Inc.	Health Care Technology	11.77%	S + 6.75%	01/18/28	278	179	174	(4) (5) (6)
WebPT, Inc.	Health Care Technology		S + 6.75%	01/18/28	278	(2)	(8)	(4) (5) (6)
Whitewater Holding Company LLC	Diversified Consumer Services	10.80%	L + 5.75%	12/21/27	2,019	1,986	1,964	(4) (5)
Whitewater Holding Company LLC	Diversified Consumer Services	10.82%	L + 6.00%	12/21/27	6,198	1,617	1,563	(4) (5) (6)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
Whitewater Holding Company LLC	Diversified Consumer Services	10.73%	L + 5.75%	12/21/27	$678	$667	$659	(4) (5)
Whitewater Holding Company LLC	Diversified Consumer Services	10.80%	L + 5.75%	12/21/27	674	663	655	(4) (5)
Whitewater Holding Company LLC	Diversified Consumer Services	10.72%	L + 5.75%	12/21/27	270	178	175	(4) (5) (6)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.31%	S + 6.50%	07/01/27	9,062	9,062	8,971	(4) (5)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	938	—	(9)	(4) (5) (6)
Total 1st Lien/Senior Secured Debt						264,970	263,423
1st Lien/Last-Out Unitranche (9)- 3.67%
EDB Parent, LLC (dba Enterprise DB)	Software	11.90%	S + 7.00% PIK	07/07/28	$6,169	$6,019	$6,015	(4) (5)
EDB Parent, LLC (dba Enterprise DB)	Software	11.90%	S + 7.00% PIK	07/07/28	2,401	526	466	(4) (5) (6)
Total 1st Lien/Last-Out Unitranche						6,545	6,481

Investment (1)	Industry	Initial Acquisition Date(10)	Par/Shares (3)	Cost	Fair Value	Footnotes
Preferred Stock - 1.69%
CloudBees, Inc.	Software	11/24/21	134,557	$1,505	$1,604	(4) (5) (11)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	1,237	1,206	1,384	(4) (5) (11)
Total Preferred Stock				2,711	2,988
Common Stock - 0.45%
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	400	$400	$507	(4) (5) (8) (11)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	2,700	270	280	(4) (5) (11)
Total Common Stock				670	787
Warrants - 0.01%
CloudBees, Inc.	Software	11/24/21	38,977	$216	$27	(4) (5) (11)
Total Warrants				216	27
Investments in Affiliated Money Market Fund - 4.14%
Goldman Sachs Financial Square Government Fund - Institutional Shares			7,312,791	$7,313	$7,313	(12) (13)
Total Investments in Affiliated Money Market Fund				7,313	7,313
Total Investments - 159.12%				$282,425	$281,019

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), CDOR("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of March 31, 2023, rates for the 12 month, 6 month, 3 month and 1 month L are 5.31%, 5.31%, 5.19% and 4.86%, respectively. As of March 31, 2023, 1 month S was 4.80%, 3 month S was 4.91%, 3 month SN was 4.18%, 3 month C was 5.03% and P was 6.70%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2023.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Great British pound ("GBP") or Canadian dollar ("CAD").
(4)
Represents co-investments made in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.
(5)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(6)
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
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023 the aggregate fair value of these securities is $60,159 or 20.73% of the Company’s total assets.
(8)
As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.
(9)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(10)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of March 31, 2023, the aggregate fair value of these securities is $3,802 or 2.15% of the Company's net assets. The initial acquisition dates have been included for such securities.
(11)
Non-income producing security.
(12)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(13)
The annualized seven-day yield as of March 31, 2023 is 4.72%.

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

^

As defined in the Investment Company Act, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

(1)

Represents co-investments made with in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

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

(6)

Securities exempt from registration under the Securities Act, and may be deemed to be “restricted securities”. As of December 31, 2022, the aggregate fair value of these securities is $3,665 or 2.14% of the Company's net assets. The initial acquisition dates have been included for such securities.

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien debt, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

On October 4, 2021 ("Initial Closing Date"), the Company began accepting subscription agreements ("Subscription Agreements") from investors acquiring shares of its common stock of the Company in the Company's private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their capital commitment to purchase stock each time the Company delivers a drawdown notice. The final date on which the Company accepted Subscription Agreements occurred on March 24, 2023 (the “Final Closing Date”).

The investment period commenced on the Initial Closing Date and will continue until the third anniversary of the Final Closing Date, provided that it may be extended by the board of directors of the Company (the “Board of Directors” or “Board”), in its discretion, for one additional twelve-month period, and, with the approval of a majority-in-interest of the stockholders, for up to one additional year thereafter (such period, including any extensions, the “Investment Period”). In addition, the Board of Directors may terminate the Investment Period at any time in its discretion.

Following the end of the Investment Period, the Company will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or our anticipated expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the Investment Period, (ii) to fulfill investment commitments made or approved by the BDC investment committee of GSAM’s Private Credit Team (the “BDC Investment Committee”) prior to the expiration of the Investment Period, (iii) to engage in hedging transactions, or (iv) to make additional investments in existing portfolio companies, which may include new financings of such portfolio companies (each, an “Additional Investment”) (including transactions to hedge interest rate or currency risks related to an Additional Investment).

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
2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2023. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2023 and December 31, 2022, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2023 and December 31, 2022, the Company held an aggregate cash balance of $3,721 and $3,675. Foreign currency of $441 and $375 (acquisition cost of $436 and $371) is included in cash as of March 31, 2023 and December 31, 2022.

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

Foreign securities and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce a stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the revolving credit facility with Bank of America, N.A (the “BoA Revolving Credit Facility”) and the revolving credit facility between the Company and Truist Bank (the "Truist Revolving Credit Facility" and together with the BoA Revolving Credit Facility, the "Revolving Credit Facilities"). These costs are amortized using the straight-line method over the respective terms of the Revolving Credit Facilities. Deferred financing costs related to the Revolving Credit Facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities.

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

For the three months ended March 31, 2023 and 2022, Management Fees amounted to $497 and $71, and the Investment Adviser voluntarily waived $71 for the three months ended March 31, 2022. As of March 31, 2023, $497 remained payable.

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

For the three months ended March 31, 2023 and 2022, Incentive Fees based on income amounted to $0 and $0. As of March 31, 2023, $0 remained payable.

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

For the three months ended March 31, 2023 and 2022, the Company accrued Incentive Fees based on capital gains under GAAP of $0 and $12, which were not realized.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s custodian (the “Custodian”).

For the three months ended March 31, 2023 and 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $91 and $69. As of March 31, 2023, $87 remained payable.

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

For the three months ended March 31, 2023 and 2022, the Company incurred expenses for services provided by the Transfer Agent of $65 and $16. As of March 31, 2023, $65 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$10,236	$(2,923)	$—	$—	$7,313	$28
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	3,843	5	(8)	—	11	3,851	101
Total Non-Controlled Affiliates	$3,843	$10,241	$(2,931)	$—	$11	$11,164	$129
For the Year Ended December 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$23,067	$135,038	$(158,105)	$—	$—	$—	$47
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	$—	$3,803	$(18)	$—	$58	$3,843	$174
Total Non-Controlled Affiliates	$23,067	$138,841	$(158,123)	$—	$58	$3,843	$221

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of March 31, 2023 and December 31, 2022, there were $286 and $335, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$264,970	$263,423	$240,889	$239,700
1st Lien/Last-Out Unitranche	6,545	6,481	6,352	6,295
Preferred Stock	2,711	2,988	2,711	2,826
Common Stock	670	787	670	768
Warrants	216	27	216	71
Total investments	$275,112	$273,706	$250,838	$249,660

The industry composition of the Company’s investments at fair value and net assets was as follows:

	March 31, 2023		December 31, 2022
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Diversified Financial Services	17.9%	27.7%	19.7%	28.7%
Diversified Consumer Services	16.8	26.0	17.1	24.9
Software	14.9	23.1	16.2	23.6
Health Care Providers & Services	9.9	15.3	9.2	13.4
IT Services	9.1	14.2	9.2	13.4
Health Care Technology	9.1	14.2	8.9	12.8
Professional Services	7.6	11.8	8.4	12.2
Automobiles	4.5	6.9	4.9	7.1
Real Estate Mgmt. & Development	3.3	5.1	3.6	5.2
Aerospace & Defense	2.7	4.2	—	—
Distributors	1.5	2.3	—	—
Commercial Services & Supplies	1.4	2.2	1.4	2.0
Entertainment	1.3	2.0	1.4	2.1
Total	100.0%	155.0%	100.0%	145.4%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2023	December 31, 2022
United States	81.2%	80.4%
United Kingdom	14.3	14.7
Canada	4.5	4.9
Total	100.0%	100.0%

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

Derivative Contracts

Over-the-counter ("OTC") derivatives (both centrally cleared and bilateral) are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, calibration to market-clearing transactions, broker or dealer quotations, or other alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, voluntary and involuntary prepayment rates, loss severity rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment. OTC derivatives are classified within Level 2 of the fair value hierarchy when significant inputs are corroborated by market evidence.

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$246,832	Discounted cash flows	Discount Rate	7.5% - 11.2%	10.1%
1st Lien/Last-Out Unitranche	6,481	Discounted cash flows	Discount Rate	—	10.5%
Equity
Preferred Stock	$1,384	Comparable multiples	EV/EBITDA(6)	—	29.9x
	1,604	Comparable multiples	EV/Revenue	—	3.6x
Common Stock	787	Comparable multiples	EV/EBITDA(6)	9.3x - 17.6x	12.2x
Warrants	27	Comparable multiples	EV/Revenue	—	3.6x
As of December 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$168,648	Discounted cash flows	Discount Rate	7.4% - 11.5%	9.9%
1st Lien/Last-Out Unitranche	6,295	Discounted cash flows	Discount Rate	—	10.9%
Equity
Preferred Stock	$1,349	Comparable multiples	EV/EBITDA(6)	—	27.9x
	1,477	Comparable multiples	EV/Revenue	—	4.0x
Common Stock	768	Comparable multiples	EV/EBITDA(6)	9.1x - 18.3x	12.4x
Warrants	71	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of March 31, 2023, included within Level 3 assets of $273,706 is an amount of $16,591 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $253,313 or 93.9% of Level 3 bank loans, corporate debt, and other debt obligations.
(2)
As of December 31, 2022, included within Level 3 assets of $249,660 is an amount of $71,052 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in determination of fair value for $174,943 or 71.1% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$263,423	$263,423	$—	$—	$239,700	$239,700
1st Lien/Last-Out Unitranche	—	—	6,481	6,481	—	—	6,295	6,295
Preferred Stock	—	—	2,988	2,988	—	—	2,826	2,826
Common Stock	—	—	787	787	—	—	768	768
Warrants	—	—	27	27	—	—	71	71
Investments in Affiliated Money Market Fund	7,313	—	—	7,313	—	—	—	—
Total	$7,313	$—	$273,706	$281,019	$—	$—	$249,660	$249,660

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2023
1st Lien/Senior Secured Debt	$239,700	$24,513	$11	$(358)	$(661)	$218	$—	$—	$263,423	$(358)
1st Lien/Last-Out Unitranche	6,295	186	—	(7)	—	7	—	—	6,481	(7)
Preferred Stock	2,826	—	—	162	—	—	—	—	2,988	162
Common Stock	768	—	—	19	—	—	—	—	787	19
Warrants	71	—	—	(44)	—	—	—	—	27	(44)
Total assets	$249,660	$24,699	$11	$(228)	$(661)	$225	$—	$—	$273,706	$(228)
For the Three Months Ended March 31, 2022
1st Lien/Senior Secured Debt	$26,413	$13,195	$—	$(177)	$(26)	$35	$—	$—	$39,440	$(177)
1st Lien/Last-Out Unitranche	—	—	—	—	—	—	—	—	—	—
2nd Lien/Senior Secured Debt	—	—	—	—	—	—	—	—	—	—
Unsecured Debt	—	—	—	—	—	—	—	—	—	—
Preferred Stock	2,711	—	—	146	—	—	—	—	2,857	146
Common Stock	270	—	—	14	—	—	—	—	284	14
Warrants	216	—	—	40	—	—	—	—	256	40
Total assets	$29,610	$13,195	$—	$23	$(26)	$35	$—	$—	$42,837	$23

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2023 and December 31, 2022, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

On November 1, 2021, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2023 and December 31, 2022, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 258% and 316%.

The Company’s outstanding debt was as follows:

	March 31, 2023			December 31, 2022
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
BoA Revolving Credit Facility(1)	$127,586	$16,761	$111,956	$156,586	$76,796	$79,443
Truist Revolving Credit Facility(2)	305,000	305,000	—	—	—	—
Total debt	$432,586	$321,761	$111,956	$156,586	$76,796	$79,443

(1)
Provides, under certain circumstances, a total borrowing capacity of $300,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2023, the Company had outstanding borrowings denominated in USD of $60,500, in GBP of £31,665 and in CAD of CAD 16,750. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $30,000, in GBP of £30,665 and in CAD of CAD 16,750.
(2)
Provides, under certain circumstances, a total borrowing capacity of $750,000.

The combined weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2023 and for the year ended December 31, 2022 were 7.25% and 5.30% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2023 and for the year ended December 31, 2022 was $98,570 and $33,710.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A. (“BoA”), as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $127,586 as of March 31, 2023. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is November 24, 2023. The Company amended the BoA Revolving Credit Facility on July 26, 2022 and November 14, 2022.

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

The BoA Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of stockholders’ ownership interest in the shares. The BoA Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of March 31, 2023, the Company was in compliance with these covenants.

Costs of $904 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of March 31, 2023 and December 31, 2022, outstanding deferred financing costs were $351 and $484.

The below table presents the summary information of the BoA Revolving Credit Facility:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022

Borrowing interest expense	$1,763	$106
Facility fees	153	40
Amortization of financing costs	133	68
Total	$2,049	$214
Weighted average interest rate	7.25%	3.05%
Average outstanding balance	$98,570	$14,157

Truist Revolving Credit Facility

The Company entered into the Truist Revolving Credit Facility on February 28, 2023 with Truist Bank, as administrative agent, lead arranger, letter of credit issuer and lender.

The Truist Revolving Credit Facility is a multicurrency facility, and as of March 31, 2023, total commitments under the Truist Revolving Credit Facility were $305,000. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750,000. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 28, 2028.

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

The Company’s obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum shareholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of March 31, 2023, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility may be guaranteed by certain of the Company’s subsidiaries that are formed or acquired by the Company in the future (collectively, the “Subsidiary Guarantors”). The Truist Revolving Credit Facility also includes representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $2,864 were incurred in connection with obtaining the Truist Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of March 31, 2023 and December 31, 2022, outstanding deferred financing costs were $2,814 and $0.

The below table presents the summary information of the Truist Revolving Credit Facility:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$—	N/A
Facility fees	19	N/A
Amortization of financing costs	50	N/A
Total	$69	N/A
Weighted average interest rate	—%	N/A
Average outstanding balance	$—	N/A

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2023			December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$546,425	$369,815	32%	$543,340	$367,875	32%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	March 31, 2023	December 31, 2022
1st Lien/Senior Secured Debt
Admiral Buyer, Inc. (dba Fidelity Payment Services)	$2,810	$2,810
Bigchange Group Limited	418	402
BSI3 Menu Buyer, Inc (dba Kydia)	249	249
Businessolver.com, Inc.	536	536
Checkmate Finance Merger Sub, LLC	367	367
Clearcourse Partnership Acquireco Finance Limited	6,787	7,832
CloudBees, Inc.	86	86
Coding Solutions Acquisition, Inc.	1,725	1,786
Coretrust Purchasing Group LLC	3,865	3,864
CST Buyer Company (dba Intoxalock)	574	574
DFS Holding Company, Inc.	867	7,102
Frontgrade Technologies (dba Cobham Holdings Inc)	802	—
Governmentjobs.com, Inc. (dba NeoGov)	2,268	2,268
Groundworks, LLC	450	—
HealthEdge Software, Inc.	4,654	7,500
HumanState Limited (dba PayProp)	10,806	10,591
iCIMS, Inc.	6,271	6,454
Intelligent Medical Objects, Inc.	1,144	1,224
iWave Information Systems, Inc.	1,087	1,087
Kaseya Inc.	700	700
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	472	1,097
MerchantWise Solutions, LLC (dba HungerRush)	1,415	1,414
Millstone Medical Outsourcing, LLC	207	207
NFM & J, L.P. (dba the Facilities Group)	599	707
PDDS Holdco, Inc. (dba Planet DDS)	1,958	1,958
Qualawash Holdings, LLC	550	865
Rubrik,Inc.	731	732
Solaris (dba Urology Management Holdings, Inc.)	1,681	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	3,000	3,000
SpendMend, LLC	1,180	1,302
Spotless Brands, LLC	1,650	1,650
Trader Corporation	946	945
WebPT, Inc.	373	449
Whitewater Holding Company LLC	4,599	5,741
Zarya Intermediate, LLC (dba iOFFICE)	938	938
Total 1st Lien/Senior Secured Debt	$66,765	$76,437
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$1,875	$2,061
Total 1st Lien/Last-Out Unitranche	$1,875	$2,061
Total	$68,640	$78,498
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
8. NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received
For the three months ended March 31, 2023
February 21, 2023	62,172	$1,145
Total capital drawdowns	62,172	$1,145
For the three months ended March 31, 2022
March 16, 2022	1,823,817	$34,051
Total capital drawdowns	1,823,817	$34,051

Distributions

The following table reflects the distributions declared on the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the three months ended March 31, 2023
February 28, 2023	April 5, 2023	April 27, 2023	$0.50

There were no distributions declared on the Company’s common stock for the three months ended March 31, 2022.

9. EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net increase (decrease) in net assets from operations	$3,807	$(338)
Weighted average shares outstanding	9,432,437	1,761,808
Basic and diluted earnings (loss) per share	$0.40	$(0.19)

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
Per Share Data:(1)
NAV, beginning of period	$18.25	$18.73
Net investment income (loss)	0.48	(0.24)
Net realized and unrealized gains (losses)(2)	(0.08)	0.10
Net increase (decrease) in net assets from operations(2)	$0.40	$(0.14)
NAV, end of period	$18.65	$18.59
Shares outstanding, end of period	9,467,668	3,261,391
Weighted average shares outstanding	9,432,437	1,761,808
Total return based on NAV(3)	2.19%	(0.75%)
Supplemental Data/Ratio(4):
Net assets, end of period	$176,608	$60,641
Ratio of net expenses to average net assets	7.74%	13.33%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	2.81%	10.65%
Ratio of interest and other debt expenses to average net assets	4.93%	2.64%
Ratio of incentive fees to average net assets	—%	0.04%
Ratio of total expenses to average net assets	7.74%	14.21%
Ratio of net investment income to average net assets	10.60%	(4.91%)
Portfolio turnover	0%	0%

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

On May 3, 2023, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period April 1, 2023 through June 30, 2023, payable on or about July 28, 2023 to shareholders of record as of July 6, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Middle Market Lending Corp. II or Goldman Sachs Middle Market Lending Corp. II, together with its consolidated subsidiary, as the context requires. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to GS Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refer to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through March 31, 2023, we have originated $358.30 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.” in our annual report on Form 10-K for the year ended December 31, 2022.

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

Our revolving credit agreement with Bank of America, N.A., as administrative agent (as amended, the “BoA Revolving Credit Facility”), and our revolving credit agreement with Truist Bank, as administrative agent (the "Truist Revolving Credit Facility" and together with the BoA Revolving Credit Facility, the "Revolving Credit Facilities"), allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$264.97	$263.42	$240.89	$239.70
First Lien/Last-Out Unitranche	6.54	6.48	6.35	6.30
Preferred Stock	2.71	2.99	2.71	2.83
Common Stock	0.67	0.79	0.67	0.77
Warrants	0.22	0.03	0.22	0.07
Total investments	$275.11	$273.71	$250.84	$249.67

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.9%	12.1%	11.2%	11.3%
First Lien/Last-Out Unitranche(2)(3)	13.5%	13.6%	13.2%	13.2%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.8%	11.9%	11.1%	11.2%

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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2023		December 31, 2022
Number of portfolio companies	37		34
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.6	x	5.7	x
Weighted average interest coverage(3)	1.6	x	1.7	x
Median EBITDA(3)	$61.02 million		$51.54 million

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

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company and compare that amount to EBITDA (“interest coverage ratio”). We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

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

As of March 31, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 39.8% and 41.4% of total debt investments at fair value.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	March 31, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$3.83	1.4%	$—	—%
Grade 2	269.88	98.6	249.66	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$273.71	100.0%	$249.66	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$275.11	100.0%	$250.84	100.0%
Non-accrual	—	—	—	—
Total Investments	$275.11	100.0%	$250.84	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$15.56	$22.22
Total	$15.56	$22.22
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$0.49	$0.02
Total	$0.49	$0.02
Net increase in portfolio	$15.07	$22.20
Number of new portfolio companies with new investment commitments	3	4
Total new investment commitment amount in new portfolio companies	$15.44	$22.22
Average new investment commitment amount in new portfolio companies	$5.15	$5.56
Number of existing portfolio companies with new investment commitments	1	—
Total new investment commitment amount in existing portfolio companies	$0.12	$—
Weighted average remaining term for new investment commitments (in years)(2)	5.6	5.2
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	12.3%	7.2%
Weighted average yield on new investment commitments(5)	12.3%	7.2%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.5%	7.0%
Weighted average yield on investments sold or repaid(7)	11.5%	7.0%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Total investment income	$7.87	$0.68
Net expenses	(3.32)	(1.10)
Net investment income (loss)	4.55	(0.42)
Net realized gain (loss) on investments	0.01	—
Net unrealized appreciation (depreciation) on investments	(0.23)	0.02
Net realized and unrealized gain (losses) on translations and transactions	(0.52)	0.06
Net realized and unrealized gains (losses)	(0.74)	0.08
Net increase (decrease) in net assets from operations	$3.81	$(0.34)

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Interest income	$7.02	$0.64
Payment-in-kind income	0.70	0.02
Other income	0.12	0.02
Dividend income	0.03	—(1)
Total investment income	$7.87	$0.68

(1)
Amount rounds to less than $0.01.

Investment income for the three months ended March 31, 2023 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Interest and other debt expenses	$2.12	$0.21
Management fees	0.50	0.07
Incentive fees	—	0.01
Professional fees	0.22	0.15
Directors’ fees	0.17	0.12
Directors’ and officers’ liability insurance	0.02	0.15
Offering costs	—	0.25
Other general and administrative expenses	0.29	0.21
Total expenses	$3.32	$1.17
Management fee waiver	—	(0.07)
Net Expenses	$3.32	$1.10

In the table above:

•
Interest and other debt expenses increased from $0.21 million for the three months ended March 31, 2022 to $2.12 million for the three months ended March 31, 2023. This was primarily due to an increase in the average aggregate daily borrowings from $14.16 million for the three months ended March 31, 2022 to $98.57 million for the three months ended March 31, 2023 and an increase in the weighted average interest rate from 3.05% to 7.25%, respectively.
•
Management Fees increased from $0.07 million for the three months ended March 31, 2022 to $0.50 million for the three months ended March 31, 2023, primarily driven by an increase in the size of our portfolio. For the for the three months ended March 31, 2022, the Investment Adviser voluntarily waived $0.07 million of its Management Fees.
•
Offering costs decreased from $0.25 million for the three months ended March 31, 2022 to $0.00 million for the three months ended March 31, 2023 as offering costs are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Unrealized appreciation	$0.69	$0.17
Unrealized depreciation	(0.92)	(0.15)
Net change in unrealized appreciation (depreciation) on investments	$(0.23)	$0.02

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended
March 31, 2023
($ in millions)
Portfolio Company:
Clearcourse Partnership Acquireco Finance Limited	$0.35
Qualawash Holdings, LLC	0.09
CloudBees, Inc.	0.07
DFS Holding Company, Inc.	0.06
Governmentjobs.com, Inc. (dba NeoGov)	0.04
Coretrust Purchasing Group LLC	(0.01)
Other, net (1)	(0.03)
Spotless Brands, LLC	(0.03)
BSI3 Menu Buyer, Inc (dba Kydia)	(0.07)
MerchantWise Solutions, LLC (dba HungerRush)	(0.20)
iCIMS, Inc.	(0.50)
Total	$(0.23)
(1)
For the three months ended March 31, 2023, Other, net includes gross unrealized appreciation of $0.09 million and gross unrealized depreciation of $(0.12) million.

For the Three Months Ended March 31, 2022
($ in millions)
Portfolio Company:
CloudBees, Inc.	0.10
Governmentjobs.com, Inc. (dba NeoGov)	0.04
WhiteWater Holding Company LLC	0.01
Checkmate Finance Merger Sub, LLC	0.01
BSI3 Menu Buyer, Inc (dba Kydia)	0.01
Millstone Medical Outsourcing, LLC	(0.01)
Other, net (1)	(0.01)
Coding Solutions Acquisition, Inc.	(0.01)
NFM & J, L.P. (dba the Facilities Group)	(0.02)
HealthEdge Software, Inc.	(0.03)
Bigchange Group Limited	(0.07)
Total	$0.02

(1)
For the three months ended March 31, 2022, Other, net includes gross unrealized appreciation of $0.00 million and gross unrealized depreciation of $(0.01) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 258% and 316%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2023			December 31, 2022
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$546.43	$369.82	32%	$543.34	$367.88	32%

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the three months ended March 31, 2023
February 21, 2023	62,172	$1.15
Total capital drawdowns	62,172	$1.15
For the three months ended March 31, 2022
March 16, 2022	1,823,817	$34.05
Total capital drawdowns	1,823,817	$34.05

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay State Street Bank and Trust Company (the “Administrator”) such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2023:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility(1)	$111.96	$111.96	$—	$—	$—
Truist Revolving Credit Facility(2)	$—	$—	$—	$—	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2023, the Company had outstanding borrowings denominated in USD of $60.50 million and in GBP of £31.67 million.
(2)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2023 the Company had outstanding borrowings denominated in USD of $0.

BoA Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A. (“BoA”), as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the BoA Revolving Credit Facility on July 26, 2022 and November 14, 2022.

Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the maximum principal amount of the BoA Revolving Credit Facility was $127.59 million as of March 31, 2023. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is November 24, 2023.

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

Truist Revolving Credit Facility

We entered into the Truist Revolving Credit Facility on February 28, 2023 with Truist Bank, as administrative agent, lead arranger, letter of credit issuer and lender.

The Truist Revolving Credit Facility is a multicurrency facility, and as of March 31, 2023, total commitments under the Truist Revolving Credit Facility were $305.00. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750.00. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 28, 2028.

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

For further details, see Note 6 “Debt – Truist Revolving Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	March 31, 2023	December 31, 2022
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$66.77	$76.44
First Lien/Last-Out Unitranche	1.87	2.06
Total	$68.64	$78.50

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

RECENT DEVELOPMENTS

On May 3, 2023, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per share, including net investment income (if positive) for the period April 1, 2023 through June 30, 2023, payable on or about July 28, 2023 to shareholders of record as of July 6, 2023.

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

As of March 31, 2023 and December 31, 2022, on a fair value basis, 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the BoA Revolving Credit Facility and the Truist Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2023 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$6.66	$(3.12)	$3.54
Up 200 basis points	4.44	(2.08)	2.36
Up 100 basis points	2.22	(1.04)	1.18
Up 75 basis points	1.66	(0.78)	0.88
Up 50 basis points	1.11	(0.52)	0.59
Up 25 basis points	0.55	(0.26)	0.29
Down 25 basis points	(0.55)	0.26	(0.29)
Down 50 basis points	(1.11)	0.52	(0.59)
Down 75 basis points	(1.66)	0.78	(0.88)
Down 100 basis points	(2.22)	1.04	(1.18)
Down 200 basis points	(4.44)	2.08	(2.36)
Down 300 basis points	(6.66)	3.12	(3.54)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 2, 2023. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Our business and the businesses of our portfolio companies are dependent on bank relationships and recent concerns associated with the banking system may adversely impact us.

The financial markets have recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist certain banks and protect depositors, some banks have already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships and we are proactively monitoring the financial health of these relationships. Continued strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the three months ended March 31, 2023
February 21, 2023	62,171	$1.15
Total capital drawdowns	62,171	$1.15

Each of the above issuances and sales of our common stock, par value $0.001 per share, was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the Securities Act and Regulation D or Regulation S under the Securities Act. Each purchaser of common stock was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of stock sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the common stock for investment and not with a view to resell or distribute. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuance and sale.

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

10.1*

Senior Secured Revolving Credit Agreement, dated as of February 28, 2023, between the Company, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank as the Administrative Agent, Truist Securities, Inc. as Sole Book Runner and Joint Lead Arranger, BofA Securities, Inc., State Street Bank and Trust Company, and Sumitomo Mitsui Banking Corporation as Syndication Agents.

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Date: May 9, 2023	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 9, 2023	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 9, 2023	/s/ David Pessah
Name: David Pessah
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)