Form 10-Q
period 2023-06-30
Goldman Sachs Middle Market Lending Corp. II
filed 2023-08-08
CIK 1865174

d 3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-01461

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 8, 2023 was 9,521,968.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report, in our annual report on Form 10-K for the year ended December 31, 2022 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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
•
the relative and absolute performance of Goldman Sachs Asset Management, L.P. (the "Investment Adviser"), the investment adviser of the Company;
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
•
the impact of elevated inflation and rising interest rates and the risk of recession on our portfolio companies;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023 (Unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $291,081 and $247,053)	$291,093	$245,817
Non-controlled affiliated investments (cost of $4,253 and $3,785)	4,413	3,843
Total investments, at fair value (cost of $295,334 and $250,838)	$295,506	$249,660
Cash	4,607	3,675
Interest and dividends receivable	2,130	2,332
Deferred financing costs	2,914	484
Other assets	201	—
Total assets	$305,358	$256,151
Liabilities
Debt	$125,358	$79,443
Interest and other debt expenses payable	833	399
Management fees payable	543	393
Distribution payable	—	3,574
Accrued expenses and other liabilities	821	686
Total liabilities	$127,555	$84,495
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized and no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 9,521,968 and 9,405,496 shares issued and outstanding as of June 30, 2023 and December 31, 2022)	10	9
Paid-in capital in excess of par	175,702	173,555
Distributable earnings (loss)	2,091	(1,908)
Total net assets	$177,803	$171,656
Total liabilities and net assets	$305,358	$256,151
Net asset value per share	$18.67	$18.25

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$8,136	$1,066	$15,059	$1,710
Payment-in-kind income	410	21	1,114	41
Other income	119	33	236	49
From non-controlled affiliated investments:
Interest income	103	—	200	—
Dividend income	16	5	44	6
Other income	4	—	8	—
Total investment income	$8,788	$1,125	$16,661	$1,806
Expenses:
Interest and other debt expenses	$2,766	$217	$4,884	$431
Management fees	543	122	1,041	193
Incentive fees	—	(43)	—	(31)
Professional fees	230	241	449	393
Directors’ fees	168	122	335	242
Directors’ and officers’ liability insurance	31	152	48	302
Offering costs	—	204	—	455
Other general and administrative expenses	302	188	605	385
Total expenses	$4,040	$1,203	$7,362	$2,370
Management fee waiver	—	(122)	—	(193)
Net expenses	$4,040	$1,081	$7,362	$2,177
Net investment income (loss)	$4,748	$44	$9,299	$(371)
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$17	$—	$28	$—
Foreign currency transactions	(16)	(1)	244	(1)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	1,486	(688)	1,248	(665)
Non-controlled affiliated investments	91	—	102	—
Foreign currency translations	(1,400)	134	(2,188)	188
Net realized and unrealized gains (losses)	$178	$(555)	$(566)	$(478)
Net increase (decrease) in net assets from operations	$4,926	$(511)	$8,733	$(849)
Weighted average shares outstanding	9,474,232	3,261,391	9,453,450	2,515,742
Net investment income (loss) per share (basic and diluted)	$0.50	$0.01	$0.98	$(0.15)
Earnings (loss) per share (basic and diluted)	$0.52	$(0.16)	$0.92	$(0.34)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net assets at beginning of period	$176,608	$60,641	$171,656	$26,928
Increase (decrease) in net assets from operations:
Net investment income (loss)	$4,748	$44	$9,299	$(371)
Net realized gain (loss)	1	(1)	272	(1)
Net change in unrealized appreciation (depreciation)	177	(554)	(838)	(477)
Net increase (decrease) in net assets from operations	$4,926	$(511)	$8,733	$(849)
Distributions to stockholders from:
Distributable earnings	$(4,734)	$—	$(4,734)	$—
Total distributions to stockholders	$(4,734)	$—	$(4,734)	$—
Capital transactions:
Issuance of common shares	$1,003	$—	$2,148	$34,051
Net increase in net assets from capital transactions	$1,003	$—	$2,148	$34,051
Total increase (decrease) in net assets	$1,195	$(511)	$6,147	$33,202
Net assets at end of period	$177,803	$60,130	$177,803	$60,130
Distributions per share	$0.50	$—	$0.50	$—

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2023	June 30, 2022

Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$8,733	$(849)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(48,938)	(55,857)
Payment-in-kind interest capitalized	(1,120)	(41)
Investments in affiliated money market fund, net	—	23,067
Proceeds from sales of investments and principal repayments	6,111	344
Net realized (gain) loss on investments	(28)	—
Net change in unrealized (appreciation) depreciation on investments	(1,350)	665
Net change in unrealized (appreciation) depreciation on foreign currency translation	(1)	16
Amortization of premium and accretion of discount, net	(521)	(91)
Amortization of deferred financing costs	486	145
Amortization of deferred offering costs	—	455
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	202	(436)
(Increase) decrease in other assets	(201)	205
Increase (decrease) in interest and other debt expenses payable	453	84
Increase (decrease) in management fees payable	150	—
Increase (decrease) in incentive fees payable	—	(31)
Increase (decrease) in directors’ fees payable	—	26
Increase (decrease) in accrued expenses and other liabilities	206	218
Net cash provided by (used for) operating activities	$(35,818)	$(32,080)
Cash flows from financing activities:
Proceeds from issuance of common stock	$2,148	$34,051
Offering costs paid	(71)	(187)
Distributions paid	(8,308)	—
Financing costs paid	(2,935)	(375)
Borrowings on debt	89,415	55,796
Repayments of debt	(43,500)	(52,000)
Net cash provided by (used for) financing activities	$36,749	$37,285
Net increase (decrease) in cash	$931	$5,205
Effect of foreign exchange rate changes on cash and cash equivalents	1	(16)
Cash, beginning of period	3,675	13,564
Cash, end of period	$4,607	$18,753
Supplemental and non-cash activities
Interest expense paid	$3,644	$144

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2023

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 160.22%
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	10.74%	S + 5.50%	05/08/28	$7,622	$7,493	$7,508	(4) (5)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28	740	(12)	(11)	(4) (5) (6)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28	2,070	(17)	(31)	(4) (5) (6)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.74%	S + 6.50%	06/28/30	2,942	2,868	2,868	(4)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	06/28/30	679	(8)	(8)	(4) (6)
Bigchange Group Limited	Software	10.93%	SN + 6.00%	12/23/26	GBP 1,400	1,850	1,738	(4) (5) (7)
Bigchange Group Limited	Software	10.93%	SN + 6.00%	12/23/26	GBP 206	227	228	(4) (5) (6) (7)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP 280	(5)	(8)	(4) (5) (6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	11.22%	S + 6.00%	01/25/28	6,228	6,140	5,917	(4) (5)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	01/25/28	249	(3)	(12)	(4) (5) (6)
Businessolver.com, Inc.	Health Care Technology	10.84%	S + 5.50%	12/01/27	2,152	2,135	2,130	(4) (5)
Businessolver.com, Inc.	Health Care Technology	10.84%	S + 5.50%	12/01/27	586	48	44	(4) (5) (6)
Checkmate Finance Merger Sub, LLC	Entertainment	11.84%	S + 6.50%	12/31/27	3,620	3,562	3,521	(4) (5)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27	367	(6)	(10)	(4) (5) (6)
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.43%	SN + 8.25% (incl. 0.75% PIK)	07/25/28	GBP 11,705	13,809	14,457	(4) (5) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.68%	SN + 7.50%	07/25/28	GBP 10,168	5,681	5,970	(4) (5) (6) (7)
CloudBees, Inc.	Software	12.22%	S + 7.00% (incl. 2.50% PIK)	11/24/26	3,395	3,241	3,344	(4) (5)
CloudBees, Inc.	Software	12.22%	S + 7.00% (incl. 2.50% PIK)	11/24/26	1,542	1,384	1,433	(4) (5) (6)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.60%	S + 5.50%	05/11/28	4,282	4,207	4,175	(4) (5)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.60%	S + 5.50%	05/11/28	615	114	108	(4) (5) (6)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.58%	S + 5.50%	05/11/28	1,294	123	103	(4) (5) (6)
Computer Services, Inc.	Diversified Financial Services	12.03%	S + 6.75%	11/15/29	15,827	15,381	15,431	(4) (5)
Coretrust Purchasing Group LLC	Diversified Financial Services	11.85%	S + 6.75%	10/01/29	13,202	12,836	12,872	(4) (5)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29	1,932	(52)	(48)	(4) (5) (6)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29	1,932	(26)	(48)	(4) (5) (6)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.95%	S + 6.75%	11/01/28	6,731	6,545	6,563	(4) (5)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 6.75%	11/01/28	638	(17)	(16)	(4) (5) (6)
DFS Holding Company, Inc.	Distributors	12.20%	S + 7.00%	01/31/29	4,153	4,035	4,039	(4) (5)
DFS Holding Company, Inc.	Distributors		S + 7.00%	01/31/29	867	(12)	(24)	(4) (5) (6)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	11.99%	S + 6.75%	01/09/30	7,734	7,513	7,580	(4) (5)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 6.75%	01/09/28	802	(22)	(16)	(4) (5) (6)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/30	10,593	—	—	(4) (6)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/30	3,333	—	—	(4) (6)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/30	1,481	—	—	(4) (6)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/28	593	—	—	(4) (6)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.70%	S + 5.50%	12/01/28	4,885	4,875	4,800	(4) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.70%	S + 5.50%	12/02/27	550	205	196	(4) (5) (6)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/01/28	1,718	(2)	(30)	(4) (5) (6)
Groundworks, LLC	Diversified Consumer Services	11.65%	S + 6.50%	03/14/30	1,867	1,812	1,820	(4) (5)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/29	109	(3)	(3)	(4) (5) (6)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/30	341	(5)	(9)	(4) (5) (6)
HealthEdge Software, Inc.	Health Care Technology	11.41%	L + 6.25%	04/09/26	6,000	4,155	4,035	(4) (5) (6)
HealthEdge Software, Inc.	Health Care Technology	11.41%	L + 7.00%	04/09/26	4,100	4,044	4,018	(4) (5)
HealthEdge Software, Inc.	Health Care Technology	11.41%	L + 7.00%	04/09/26	387	387	379	(4) (5)
HealthEdge Software, Inc.	Health Care Technology		P + 6.00%	04/09/26	400	(5)	(8)	(4) (5) (6)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	1,100	(7)	(22)	(4) (5) (6)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.00%	S + 6.75%	06/13/28	$4,165	$4,041	$4,040	(4)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	463	(14)	(14)	(4) (6)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	2,777	(83)	(83)	(4) (6)
HumanState Limited (dba PayProp)	Diversified Consumer Services	10.58%	SN + 6.00%	11/23/28	GBP 15,000	17,848	18,764	(4) (5) (7)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP 2,300	(10)	(44)	(4) (5) (6) (7)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP 6,460	24	(123)	(4) (5) (6) (7)
iCIMS, Inc.	Professional Services	12.38%	S + 7.25% (incl. 3.88% PIK)	08/18/28	18,243	17,966	17,605	(4) (5)
iCIMS, Inc.	Professional Services	11.99%	S + 6.75%	08/18/28	1,703	259	225	(4) (5) (6)
iCIMS, Inc.	Professional Services		S + 7.25% (incl. 3.88% PIK)	08/18/28	4,393	—	(154)	(4) (5) (6)
Intelligent Medical Objects, Inc.	Health Care Technology	11.09%	S + 6.00%	05/11/29	3,598	3,535	3,526	(4) (5)
Intelligent Medical Objects, Inc.	Health Care Technology	11.04%	S + 6.00%	05/11/29	899	232	224	(4) (5) (6)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	05/11/28	400	(7)	(8)	(4) (5) (6)
iWave Information Systems, Inc.	Software	12.14%	S + 6.75%	11/23/28	8,868	8,663	8,647	(4) (5) (7)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28	1,087	(24)	(27)	(4) (5) (6) (7)
Kaseya Inc.	IT Services	11.36%	S + 6.25% (incl. 2.50% PIK)	06/25/29	5,800	5,723	5,713	(4) (5)
Kaseya Inc.	IT Services	11.36%	S + 6.25% (incl. 2.50% PIK)	06/25/29	350	83	82	(4) (5) (6)
Kaseya Inc.	IT Services	11.36%	S + 6.25% (incl. 2.50% PIK)	06/25/29	350	19	16	(4) (5) (6)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.26%	S + 7.00%	03/18/27	9,640	9,516	9,447	(4) (5)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.24%	S + 6.00%	06/01/28	6,791	6,674	6,451	(4) (5)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.24%	S + 6.00%	06/01/28	1,709	1,112	1,056	(4) (5) (6)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services		S + 6.00%	06/01/28	857	(14)	(43)	(4) (5) (6)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	11.34%	S + 5.75%	12/15/27	5,154	5,009	5,051	(4) (5)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	11.34%	S + 5.75%	12/15/27	1,190	1,171	1,166	(4) (5)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	13.25%	P + 5.00%	12/15/27	259	31	29	(4) (5) (6)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.95%	S + 5.75%	11/30/27	1,983	1,952	1,924	(4) (5)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.11%	S + 5.75%	11/30/27	2,015	1,799	1,769	(4) (5) (6)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		P + 4.75%	11/30/27	349	(5)	(10)	(4) (5) (6)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.09%	S + 7.50%	07/18/28	7,810	7,672	7,654	(4) (5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.93%	S + 7.50%	07/18/28	880	880	862	(4) (5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.09%	S + 7.50%	07/18/28	770	763	755	(4) (5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.09%	S + 7.50%	07/18/28	3,098	192	154	(4) (5) (6)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28	605	(10)	(8)	(4) (5) (6)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28	880	(7)	(11)	(4) (5) (6)
Rubrik, Inc.	Software	12.64%	S + 7.00%	06/10/27	11,126	10,941	10,903	(4) (5)
Rubrik, Inc.	Software	12.35%	S + 7.00%	06/10/27	1,272	917	892	(4) (5) (6)
Singlewire Software, LLC	Software	11.49%	S + 6.25%	05/10/29	8,445	8,196	8,192	(4)
Singlewire Software, LLC	Software		S + 6.25%	05/10/29	1,251	(36)	(38)	(4) (6)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	11.36%	S + 6.25%	06/15/26	3,345	3,256	3,262	(5)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services		S + 6.25%	06/15/26	1,681	(44)	(42)	(5) (6)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.22%	S + 6.00%	07/06/27	3,465	3,407	3,404	(4) (5) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	13.25%	S + 6.00%	07/06/27	2,400	456	438	(4) (5) (6) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	600	(10)	(11)	(4) (5) (6) (8)
SpendMend, LLC	Health Care Providers & Services	10.86%	S + 5.75%	03/01/28	3,455	3,405	3,368	(4) (5)
SpendMend, LLC	Health Care Providers & Services	10.87%	S + 5.75%	03/01/28	1,515	625	603	(4) (5) (6)
SpendMend, LLC	Health Care Providers & Services	11.14%	S + 5.75%	03/01/28	456	176	171	(4) (5) (6)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
Spotless Brands, LLC	Diversified Consumer Services	12.11%	S + 6.75%	07/25/28	$10,645	$10,351	$10,325	(4) (5)
Spotless Brands, LLC	Diversified Consumer Services	11.89%	S + 6.75%	07/25/28	1,650	1,603	1,600	(4) (5)
Superior Environmental Solutions	Commercial Services & Supplies		S + 5.50%	07/03/30	722	—	—	(4) (6)
Superior Environmental Solutions	Commercial Services & Supplies		S + 5.50%	07/03/30	4,811	—	—	(4) (6)
Superior Environmental Solutions	Commercial Services & Supplies		S + 5.50%	07/03/28	481	—	—	(4) (6)
Trader Corporation	Automobiles	11.96%	C + 6.75%	12/21/29	CAD 17,006	12,303	12,516	(4) (5) (7)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD 1,279	(13)	(24)	(4) (5) (6) (7)
WebPT, Inc.	Health Care Technology	11.98%	S + 6.75%	01/18/28	3,255	3,216	3,158	(4) (5)
WebPT, Inc.	Health Care Technology	12.01%	S + 6.75%	01/18/28	278	140	135	(4) (5) (6)
WebPT, Inc.	Health Care Technology	14.00%	P + 5.75%	01/18/28	278	76	71	(4) (5) (6)
Whitewater Holding Company LLC	Diversified Consumer Services	11.32%	S + 6.00%	12/21/27	6,197	4,075	4,011	(4) (5) (6)
Whitewater Holding Company LLC	Diversified Consumer Services	11.14%	S + 5.75%	12/21/27	2,014	1,982	1,949	(4) (5)
Whitewater Holding Company LLC	Diversified Consumer Services	11.16%	S + 5.75%	12/21/27	676	665	654	(4) (5)
Whitewater Holding Company LLC	Diversified Consumer Services	11.14%	S + 5.75%	12/21/27	672	662	650	(4) (5)
Whitewater Holding Company LLC	Diversified Consumer Services		S + 5.75%	12/21/27	270	(4)	(9)	(4) (5) (6)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.76%	S + 6.50%	07/01/27	9,062	9,062	8,971	(4) (5)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.73%	S + 6.50%	07/01/27	938	134	125	(4) (5) (6)
Total 1st Lien/Senior Secured Debt						284,999	284,882
1st Lien/Last-Out Unitranche (9)- 3.75%
EDB Parent, LLC (dba Enterprise DB)	Software	11.99%	S + 6.75%	07/07/28	$6,169	$6,025	$6,015	(4) (5)
EDB Parent, LLC (dba Enterprise DB)	Software	11.99%	S + 6.75%	07/07/28	2,401	713	654	(4) (5) (6)
Total 1st Lien/Last-Out Unitranche						6,738	6,669

Investment (1)	Industry	Initial Acquisition Date(10)	Par/Shares (3)	Cost	Fair Value	Footnotes
Preferred Stock - 1.73%
CloudBees, Inc.	Software	11/24/21	134,557	$1,505	$1,652	(4) (5) (11)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	1,237	1,206	1,420	(4) (5) (11)
Total Preferred Stock				2,711	3,072
Common Stock - 0.47%
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	400	$400	$582	(4) (5) (8) (11)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	2,700	270	248	(4) (5) (11)
Total Common Stock				670	830
Warrants - 0.03%
CloudBees, Inc.	Software	11/24/21	38,977	$216	$53	(4) (5) (11)
Total Warrants				216	53
Total Investments - 166.20%				$295,334	$295,506

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), CDOR("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of June 30, 2023, rates for the 12 month, 6 month, 3 month and 1 month L are 6.04%, 5.76%, 5.55% and 5.22%, respectively. As of June 30, 2023, 1 month S was 5.14%, 3 month S was 5.27%, 6 month S was 5.39%, 3 month SN was 4.39%, 3 month C was 5.40% and P was 8.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2023.
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
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023 the aggregate fair value of these securities is $62,094 or 20.34% of the Company’s total assets.
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
(10)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of June 30, 2023, the aggregate fair value of these securities is $3,955 or 2.23% of the Company's net assets. The initial acquisition dates have been included for such securities.
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

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of December 31, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 5.48%, 5.14%, 4.77% and 4.39%, respectively. As of December 31, 2022, 1 month S was 4.06%, 3 month S was 3.62%, 3 month SN was 3.43%, 3 month C was 4.94% and P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022.

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

(4)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, the aggregate fair value of these securities is $57,669 or 22.51% of the Company’s total assets.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2023. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income, for which the Company has earned the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Accelerated amortization of upfront loan origination fees and unamortized discounts	$62	$—	$68	$—

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2023 and December 31, 2022, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2023 and December 31, 2022, the Company held an aggregate cash balance of $4,607 and $3,675. Foreign currency of $1,045 and $375 (acquisition cost of $1,040 and $371) is included in cash as of June 30, 2023 and December 31, 2022.

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

For the three and six months ended June 30, 2023, Management Fees amounted to $543 and $1,041. As of June 30, 2023, $543 remained payable. For the three and six months ended June 30, 2022, Management Fees amounted to $122 and $193 and the Investment Adviser voluntarily waived $122 and $193.

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

For the three and six months ended June 30, 2023, Incentive Fees based on income amounted to $0 and $0. For the three and six months ended June 30, 2022, Incentive Fees based on income amounted to $0 and $0.

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

For the three and six months ended June 30, 2023, the Company accrued Incentive Fees based on capital gains under GAAP of $0 and $0. For the three and six months ended June 30, 2022, the Company accrued Incentive Fees based on capital gains under GAAP of $(43) and $(31), which were not realized.

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

For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $94 and $185. As of June 30, 2023, $88 remained payable. For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $71 and $140.

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

For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $67 and $132. As of June 30, 2023, $67 remained payable. For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $23 and $39.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$20,273	$(20,273)	$—	$—	$—	$44
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	3,843	485	(17)	—	102	4,413	208
Total Non-Controlled Affiliates	$3,843	$20,758	$(20,290)	$—	$102	$4,413	$252
For the Year Ended December 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$23,067	$135,038	$(158,105)	$—	$—	$—	$47
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	$—	$3,803	$(18)	$—	$58	$3,843	$174
Total Non-Controlled Affiliates	$23,067	$138,841	$(158,123)	$—	$58	$3,843	$221

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2023 and December 31, 2022, there were $293 and $335, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$284,999	$284,882	$240,889	$239,700
1st Lien/Last-Out Unitranche	6,738	6,669	6,352	6,295
Preferred Stock	2,711	3,072	2,711	2,826
Common Stock	670	830	670	768
Warrants	216	53	216	71
Total investments	$295,334	$295,506	$250,838	$249,660

The industry composition of the Company’s investments at fair value and net assets was as follows:

	June 30, 2023		December 31, 2022
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	17.9%	29.8%	16.2%	23.6%
Diversified Consumer Services	17.2	28.6	17.1	24.9
Diversified Financial Services	16.6	27.6	19.7	28.7
Health Care Providers & Services	10.6	17.6	9.2	13.4
Health Care Technology	9.2	15.2	8.9	12.8
IT Services	8.9	14.8	9.2	13.4
Professional Services	7.2	12.0	8.4	12.2
Automobiles	4.2	7.0	4.9	7.1
Real Estate Mgmt. & Development	3.1	5.1	3.6	5.2
Aerospace & Defense	2.6	4.2	—	—
Distributors	1.3	2.3	—	—
Entertainment	1.2	2.0	1.4	2.1
Commercial Services & Supplies	—	—	1.4	2.0
Total	100.0%	166.2%	100.0%	145.4%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2023	December 31, 2022
United States	79.0%	80.4%
United Kingdom	13.9	14.7
Canada	7.1	4.9
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$269,925	Discounted cash flows	Discount Rate	7.6% - 12.2%	10.6%
1st Lien/Last-Out Unitranche	6,669	Discounted cash flows	Discount Rate	—	11.8%
Equity
Preferred Stock	$1,420	Comparable multiples	EV/EBITDA(6)	—	33.6x
	1,652	Comparable multiples	EV/Revenue	—	3.8x
Common Stock	830	Comparable multiples	EV/EBITDA(6)	9.3x - 16.9x	11.5x
Warrants	53	Comparable multiples	EV/Revenue	—	3.8x
As of December 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$168,648	Discounted cash flows	Discount Rate	7.4% - 11.5%	9.9%
1st Lien/Last-Out Unitranche	6,295	Discounted cash flows	Discount Rate	—	10.9%
Equity
Preferred Stock	$1,349	Comparable multiples	EV/EBITDA(6)	—	27.9x
	1,477	Comparable multiples	EV/Revenue	—	4.0x
Common Stock	768	Comparable multiples	EV/EBITDA(6)	9.1x - 18.3x	12.4x
Warrants	71	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of June 30, 2023, included within Level 3 assets of $295,506 is an amount of $14,957 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $276,594 or 94.9% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$284,882	$284,882	$—	$—	$239,700	$239,700
1st Lien/Last-Out Unitranche	—	—	6,669	6,669	—	—	6,295	6,295
Preferred Stock	—	—	3,072	3,072	—	—	2,826	2,826
Common Stock	—	—	830	830	—	—	768	768
Warrants	—	—	53	53	—	—	71	71
Total	$—	$—	$295,506	$295,506	$—	$—	$249,660	$249,660

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2023
1st Lien/Senior Secured Debt	$239,700	$49,684	$28	$1,072	$(6,111)	$509	$—	$—	$284,882	$1,039
1st Lien/Last-Out Unitranche	6,295	374	—	(12)	—	12	—	—	6,669	(12)
Preferred Stock	2,826	—	—	246	—	—	—	—	3,072	246
Common Stock	768	—	—	62	—	—	—	—	830	62
Warrants	71	—	—	(18)	—	—	—	—	53	(18)
Total assets	$249,660	$50,058	$28	$1,350	$(6,111)	$521	$—	$—	$295,506	$1,317
For the Six Months Ended June 30, 2022
1st Lien/Senior Secured Debt	$26,413	$55,898	$—	$(602)	$(344)	$91	$—	$—	$81,456	$(602)
Preferred Stock	2,711	—	—	52	—	—	—	—	2,763	52
Common Stock	270	—	—	14	—	—	—	—	284	14
Warrants	216	—	—	(129)	—	—	—	—	87	(129)
Total assets	$29,610	$55,898	$—	$(665)	$(344)	$91	$—	$—	$84,590	$(665)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2023 and December 31, 2022, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

On November 1, 2021, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2023 and December 31, 2022, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 242% and 316%.

The Company’s outstanding debt was as follows:

	June 30, 2023			December 31, 2022
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
BoA Revolving Credit Facility(1)	$127,586	$58,391	$69,858	$156,586	$76,796	$79,443
Truist Revolving Credit Facility(2)	305,000	249,500	55,500	—	—	—
Total debt	$432,586	$307,891	$125,358	$156,586	$76,796	$79,443

(1)
Provides, under certain circumstances, a total borrowing capacity of $300,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2023, the Company had outstanding borrowings denominated in USD of $17,000, in GBP of £31,665 and in CAD of 16,750. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $30,000, in GBP of £30,665 and in CAD of 16,750.
(2)
Provides, under certain circumstances, a total borrowing capacity of $750,000. As of June 30, 2023, the Company had outstanding borrowings denominated in USD of $55,500.

The combined weighted average interest rates of the aggregate borrowings outstanding for the six months ended June 30, 2023 and for the year ended December 31, 2022 were 7.39% and 5.30% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2023 and for the year ended December 31, 2022 was $106,612 and $33,710.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $127,586 as of June 30, 2023. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is November 24, 2023. The Company amended the BoA Revolving Credit Facility on July 26, 2022 and November 14, 2022.

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

The BoA Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of stockholders’ ownership interest in the shares. The BoA Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of June 30, 2023, the Company was in compliance with these covenants.

Costs of $956 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of June 30, 2023 and December 31, 2022, outstanding deferred financing costs were $243 and $484.

The below table presents the summary information of the BoA Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Borrowing interest expense	$1,526	$84	$3,289	$191
Facility fees	42	55	94	95
Amortization of financing costs	160	78	293	145
Total	$1,728	$217	$3,676	$431
Weighted average interest rate	7.61%	3.99%	7.42%	3.40%
Average outstanding balance	$80,407	$8,490	$89,438	$11,308

Truist Revolving Credit Facility

The Company entered into the Truist Revolving Credit Facility on February 28, 2023 with Truist Bank, as administrative agent, lead arranger, letter of credit issuer and lender.

The Truist Revolving Credit Facility is a multicurrency facility, and as of June 30, 2023, total commitments under the Truist Revolving Credit Facility were $305,000. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750,000. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 28, 2028.

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

The Company’s obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum shareholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of June 30, 2023, the Company was in compliance with these covenants.

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

Costs of $2,864 were incurred in connection with obtaining the Truist Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of June 30, 2023 and December 31, 2022, outstanding deferred financing costs were $2,671 and $0

The below table presents the summary information of the Truist Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$619	N/A	$619	N/A
Facility fees	276	N/A	396	N/A
Amortization of financing costs	143	N/A	193	N/A
Total	$1,038	N/A	$1,208	N/A
Weighted average interest rate	7.26%	N/A	7.26%	N/A
Average outstanding balance	$34,159	N/A	$17,174	N/A

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2023			December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$546,425	$368,812	33%	$543,340	$367,875	32%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	June 30, 2023	December 31, 2022
1st Lien/Senior Secured Debt
Admiral Buyer, Inc. (dba Fidelity Payment Services)	$2,810	$2,810
Arrow Buyer, Inc. (dba Archer Technologies)	679	—
Bigchange Group Limited	384	402
BSI3 Menu Buyer, Inc (dba Kydia)	249	249
Businessolver.com, Inc.	536	536
Checkmate Finance Merger Sub, LLC	367	367
Clearcourse Partnership Acquireco Finance Limited	6,587	7,832
CloudBees, Inc.	86	86
Coding Solutions Acquisition, Inc.	1,651	1,786
Coretrust Purchasing Group LLC	3,865	3,864
CST Buyer Company (dba Intoxalock)	638	574
DFS Holding Company, Inc.	867	7,102
Frontgrade Technologies Holdings Inc.	802	—
Fullsteam Operations LLC	15,592	—
Governmentjobs.com, Inc. (dba NeoGov)	2,061	2,268
Groundworks, LLC	450	—
HealthEdge Software, Inc.	3,345	7,500
Highfive Dental Holdco, LLC	3,240	—
HumanState Limited (dba PayProp)	11,125	10,591
iCIMS, Inc.	5,812	6,454
Intelligent Medical Objects, Inc.	1,057	1,224
iWave Information Systems, Inc.	1,087	1,087
Kaseya Inc.	591	700
MerchantWise Solutions, LLC (dba HungerRush)	1,425	1,414
Millstone Medical Outsourcing, LLC	224	207
NFM & J, L.P. (dba the Facilities Group)	534	707
PDDS Holdco, Inc. (dba Planet DDS)	4,391	1,958
Rubrik, Inc.	354	732
Singlewire Software, LLC	1,251	—
Solaris (dba Urology Management Holdings, Inc.)	1,681	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	2,520	3,000
SpendMend, LLC	1,148	1,302
Superior Environmental Solutions	5,872	—
Trader Corporation	966	945
WebPT, Inc.	333	449
Whitewater Holding Company LLC	2,301	5,741
Zarya Intermediate, LLC (dba iOFFICE)	804	938
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	1,097
Qualawash Holdings, LLC	—	865
Spotless Brands, LLC	—	1,650
Total 1st Lien/Senior Secured Debt	$87,685	$76,437
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$1,687	$2,061
Total 1st Lien/Last-Out Unitranche	$1,687	$2,061
Total	$89,372	$78,498
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

8. NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received
For the six months ended June 30, 2023
February 21, 2023	62,172	$1,145
June 20, 2023	54,300	$1,003
Total capital drawdowns	116,472	$2,148
For the six months ended June 30, 2022
March 16, 2022	1,823,817	$34,051
Total capital drawdowns	1,823,817	$34,051

Distributions

The following table reflects the distributions declared on the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the six months ended June 30, 2023
February 28, 2023	April 5, 2023	April 27, 2023	$0.50
May 3, 2023	July 6, 2023	July 28, 2023	$0.50
For the Six Months Ended June 30, 2022
May 2, 2022	July 5, 2022	July 28, 2022	$0.02

9. EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net increase (decrease) in net assets from operations	$4,926	$(511)	$8,733	$(849)
Weighted average shares outstanding	9,474,232	3,261,391	9,453,450	2,515,742
Basic and diluted earnings (loss) per share	$0.52	$(0.16)	$0.92	$(0.34)

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022
Per Share Data:(1)
NAV, beginning of period	$18.25	$18.73
Net investment income (loss)	0.98	(0.15)
Net realized and unrealized gains (losses)(2)	(0.06)	(0.14)
Net increase (decrease) in net assets from operations(2)	$0.92	$(0.29)
Distributions declared from net investment income	(0.50)	—
Total increase (decrease) in net assets	$0.42	$—

NAV, end of period	$18.67	$18.44
Shares outstanding, end of period	9,521,968	3,261,391
Weighted average shares outstanding	9,453,450	2,515,742
Total return based on NAV(3)	5.04%	(1.55%)
Supplemental Data/Ratio(4):
Net assets, end of period	$177,803	$60,130
Ratio of net expenses to average net assets	8.46%	9.45%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	2.85%	7.66%
Ratio of interest and other debt expenses to average net assets	5.61%	1.86%
Ratio of incentive fees to average net assets	—%	(0.07%)
Ratio of total expenses to average net assets	8.46%	10.28%
Ratio of net investment income to average net assets	10.69%	(1.65%)
Portfolio turnover	2%	1%

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

On August 2, 2023, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period July 1, 2023 through September 30, 2023, payable on or about October 28, 2023 to shareholders of record as of October 3, 2023.

On July 31, 2023, the Company entered into a first amendment (the “Amendment”) to the Truist Revolving Credit Facility, among the Company, as borrower, each of the lenders from time to time party thereto and Truist Bank, as administrative agent. The Amendment, among other things, added the Japanese Yen as an “Agreed Foreign Currency” and the “TIBOR Rate” as its respective interest rate benchmark (as such terms are defined in the Amendment).

On August 7, 2023, the Company delivered a capital drawdown notice to its investors relating to the issuance and sale of approximately 2.2 million shares of common stock for an aggregate offering price of $40,982. The shares are expected to be issued on or around August 21, 2023.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through June 30, 2023, we have originated $402.99 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Replacement of Interbank Offered Rates (IBORs) Including the London InterBank Offered Rate (“LIBOR”):

On July 1, 2023, the publication of all LIBOR settings as representative rates has ceased. The Financial Conduct Authority has allowed the publication and use of synthetic rates for certain U.S. dollar (“USD”) LIBOR settings in legal USD LIBOR-based contracts through September 2024. Since January 1, 2022, our new investments are generally indexed to SOFR. As of June 30, 2023, we have facilitated an orderly transition of a majority of our investments and our Revolving Credit Facilities (as defined below) to SOFR or to alternative risk-free reference rates. Any remaining USD LIBOR-based investments will have transitioned subsequent to June 30, 2023 or have fallback provisions that will be utilized.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$285.00	$284.88	$240.89	$239.70
First Lien/Last-Out Unitranche	6.73	6.68	6.35	6.30
Preferred Stock	2.71	3.07	2.71	2.83
Common Stock	0.67	0.83	0.67	0.77
Warrants	0.22	0.05	0.22	0.07
Total investments	$295.33	$295.51	$250.84	$249.67

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.3%	12.4%	11.2%	11.3%
First Lien/Last-Out Unitranche(2)(3)	14.2%	14.3%	13.2%	13.2%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	12.2%	12.3%	11.1%	11.2%

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

As of June 30, 2023, the total portfolio weighted average yield measured at amortized cost and fair value was 12.2% and 12.3%, as compared to 11.1% and 11.2%, as of December 31, 2022. The increase in the weighted average yield at amortized cost and fair value was primarily driven by rising interest rates and increased market volatility.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2023		December 31, 2022
Number of portfolio companies	41		34
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.5	x	5.7	x
Weighted average interest coverage(3)	1.6	x	1.7	x
Median EBITDA(3)	$51.98 million		$51.54 million

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

As of June 30, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 38.5% and 41.4% of total debt investments at fair value.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	June 30, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	0.0%	$—	—%
Grade 2	295.51	100.0	249.66	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$295.51	100.0%	$249.66	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$295.33	100.0%	$250.84	100.0%
Non-accrual	—	—	—	—
Total Investments	$295.33	100.0%	$250.84	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	June 30, 2023	June 30, 2022
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$44.69	$86.97
Total	$44.69	$86.97
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$4.13	$0.06
Total	$4.13	$0.06
Net increase in portfolio	$40.56	$86.91
Number of new portfolio companies with new investment commitments	5	8
Total new investment commitment amount in new portfolio companies	$41.59	$86.97
Average new investment commitment amount in new portfolio companies	$8.32	$10.87
Number of existing portfolio companies with new investment commitments	1	—
Total new investment commitment amount in existing portfolio companies	$3.10	$—
Weighted average remaining term for new investment commitments (in years)(2)	6.2	6.0
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	13.0%	8.7%
Weighted average yield on new investment commitments(5)	13.0%	8.7%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.8%	7.6%
Weighted average yield on investments sold or repaid(7)	10.8%	7.6%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Total investment income	$8.79	$1.13	$16.66	$1.81
Net expenses	(4.04)	(1.08)	(7.36)	(2.18)
Net investment income (loss)	4.75	0.05	9.30	(0.37)
Net realized gain (loss) on investments	0.02	—	0.03	—
Net unrealized appreciation (depreciation) on investments	1.58	(0.69)	1.35	(0.67)
Net realized and unrealized gain (losses) on translations and transactions	(1.42)	0.13	(1.95)	0.19
Net realized and unrealized gains (losses)	0.18	(0.56)	(0.57)	(0.48)
Net increase (decrease) in net assets from operations	$4.93	$(0.51)	$8.73	$(0.85)

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Interest income	8.24	1.07	15.26	1.71
Payment-in-kind income	0.41	0.02	1.11	0.04
Other income	0.12	0.03	0.25	0.05
Dividend income	0.02	0.01	0.04	0.01
Total investment income	8.79	1.13	16.66	1.81

Investment income for the three and six months ended June 30, 2023 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Interest and other debt expenses	$2.77	$0.22	$4.88	$0.43
Management fees	0.54	0.12	1.04	0.19
Incentive fees	—	(0.04)	—	(0.03)
Professional fees	0.23	0.24	0.45	0.39
Directors’ fees	0.17	0.12	0.34	0.24
Directors’ and officers’ liability insurance	0.03	0.15	0.05	0.30
Offering costs	—	0.20	—	0.46
Other general and administrative expenses	0.30	0.19	0.60	0.39
Total expenses	$4.04	$1.20	$7.36	2.37
Management fee waiver	—	(0.12)	—	(0.19)
Net Expenses	$4.04	$1.08	$7.36	$2.18

In the table above:

•
Interest and other debt expenses increased from $0.22 million and $0.43 million for the three and six months ended June 30, 2022 to $2.77 million and $4.88 million for the three and six months ended June 30, 2023. This was primarily due to an increase in the average aggregate daily borrowings from $8.50 million and $11.31 million for the three and six months ended June 30, 2022 to $114.57 million and $125.36 million for the three and six months ended June 30, 2023 and an increase in the weighted average interest rate from 3.99% and 3.40% to 7.51% and 7.39%, respectively.
•
Management Fees increased from $0.12 million and $0.19 million for the three and six months ended June 30, 2022 to $0.54 million and $1.04 million for the three and six months ended June 30, 2023, primarily driven by an increase in the size of our portfolio. For the three and six months ended June 30, 2022, the Investment Adviser voluntarily waived $0.12 million and $0.19 million of its Management Fees.
•
Offering costs decreased from $0.20 million and $0.46 million for the three and six months ended June 30, 2022 to $0.00 million and $0.00 million for the three and six months ended June 30, 2023. Offering costs are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Unrealized appreciation	$1.90	$0.01	$2.36	$0.02
Unrealized depreciation	(0.32)	(0.70)	(1.01)	(0.69)
Net change in unrealized appreciation (depreciation) on investments	$1.58	$(0.69)	$1.35	$(0.67)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2023
	($ in millions)
Portfolio Company:
Clearcourse Partnership Acquireco Finance Limited	$0.49	$0.84
HumanState Limited (dba PayProp)	0.52	0.55
Trader Corporation	0.24	0.25
Other, net (1)	0.24	0.31
CloudBees, Inc.	0.07	0.14
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	0.10	0.11
iCIMS, Inc.	0.05	(0.45)
Whitewater Holding Company LLC	(0.06)	(0.06)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(0.05)	(0.06)
BSI3 Menu Buyer, Inc (dba Kydia)	(0.01)	(0.07)
MerchantWise Solutions, LLC (dba HungerRush)	(0.01)	(0.21)
Total	$1.58	$1.35
(1)
For the three and six months ended June 30, 2023, Other, net includes gross unrealized appreciation of $0.44 million, $0.47 million and gross unrealized depreciation of $(0.20) million, $(0.16) million.

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
	($ in millions)
Portfolio Company:
Coding Solutions Acquisition, Inc.	$0.01	$—
WhiteWater Holding Company LLC	—	0.01
Checkmate Finance Merger Sub, LLC	—	0.01
HealthEdge Software, Inc.	(0.02)	(0.05)
Other, net (1)	(0.04)	(0.07)
WebPT, Inc.	(0.06)	(0.06)
BSI3 Menu Buyer, Inc (dba Kydia)	(0.07)	(0.07)
Governmentjobs.com, Inc. (dba NeoGov)	(0.08)	(0.04)
Bigchange Group Limited	(0.13)	(0.20)
CloudBees, Inc.	(0.30)	(0.20)
Total	$(0.69)	$(0.67)

(1)
For the three and six months ended June 30, 2022, Other, net includes gross unrealized appreciation of $0.00 million, $0.00 million and gross unrealized depreciation of $(0.04) million, $(0.07) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 242% and 316%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2023			December 31, 2022
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$546.43	$368.81	33%	$543.34	$367.88	32%

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the six months ended June 30, 2023
February 21, 2023	62,172	$1.15
June 20, 2023	54,300	1.00
Total capital drawdowns	116,472	$2.15
For the six months ended June 30, 2022
March 16, 2022	1,823,817	$34.05
Total capital drawdowns	1,823,817	$34.05

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay State Street Bank and Trust Company (the “Administrator”) such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2023:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility(1)	$69.86	$69.86	$—	$—	$—
Truist Revolving Credit Facility(2)	$55.50	$—	$—	$55.50	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2023, the Company had outstanding borrowings denominated in USD of $17.00 million, in GBP of £31.67 million and in CAD of 16.75 million.
(2)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2023 the Company had outstanding borrowings denominated in USD of $55.50 million.

BoA Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the BoA Revolving Credit Facility on July 26, 2022 and November 14, 2022.

Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the maximum principal amount of the BoA Revolving Credit Facility was $127.59 million as of June 30, 2023. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is November 24, 2023.

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

The Truist Revolving Credit Facility is a multicurrency facility, and as of June 30, 2023, total commitments under the Truist Revolving Credit Facility were $305.00. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750.00. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 28, 2028.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	June 30, 2023	December 31, 2022
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$87.68	$76.44
First Lien/Last-Out Unitranche	1.69	2.06
Total	$89.37	$78.50

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

RECENT DEVELOPMENTS

On August 2, 2023, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period July 1, 2023 through September 30, 2023, payable on or about October 28, 2023 to shareholders of record as of October 3, 2023.

On July 31, 2023, the Company entered into a first amendment (the “Amendment”) to the Truist Revolving Credit Facility, among the Company, as borrower, each of the lenders from time to time party thereto and Truist Bank, as administrative agent. The Amendment, among other things, added the Japanese Yen as an “Agreed Foreign Currency” and the “TIBOR Rate” as its respective interest rate benchmark (as such terms are defined in the Amendment).

On August 7, 2023, the Company delivered a capital drawdown notice to its investors relating to the issuance and sale of approximately 2.2 million shares of common stock for an aggregate offering price of $40.98 million. The shares are expected to be issued on or around August 21, 2023.

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

As of June 30, 2023 and December 31, 2022, on a fair value basis, 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the BoA Revolving Credit Facility and the Truist Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2023 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$7.04	$(3.44)	$3.60
Up 200 basis points	4.69	(2.29)	2.40
Up 100 basis points	2.35	(1.15)	1.20
Up 75 basis points	1.76	(0.86)	0.90
Up 50 basis points	1.17	(0.57)	0.60
Up 25 basis points	0.59	(0.29)	0.30
Down 25 basis points	(0.59)	0.29	(0.30)
Down 50 basis points	(1.17)	0.57	(0.60)
Down 75 basis points	(1.76)	0.86	(0.90)
Down 100 basis points	(2.35)	1.15	(1.20)
Down 200 basis points	(4.69)	2.29	(2.40)
Down 300 basis points	(7.04)	3.44	(3.60)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The financial markets recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government announced measures to assist certain banks and protect depositors, some banks had already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships. We continue to monitor the financial health of these relationships. Any further strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the six months ended June 30, 2023
February 21, 2023	62,171	$1.15
June 20, 2023	54,300	1.00
Total capital drawdowns	116,471	$2.15

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)
On August 7, 2023, we delivered a capital drawdown notice to investors relating to the sale of approximately 2.2 million shares of our common stock, par value $0.001 per share (the “Common Stock”) for an aggregate offering price of approximately $40.98 million. The sale is expected to close on or around August 21, 2023. The sale of Common Stock is being made pursuant to subscription agreements entered into by us and our investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Common Stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of five business days’ prior notice to investors. The issuance and sale of the Common Stock are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof, and Regulation D or Regulation S thereunder, as applicable. Each purchaser of Common Stock was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of the Common Stock sold outside the United States, not a “U.S. person” in accordance with Regulation S under the Securities Act and (ii) was acquiring the Common Stock for investment and not with a view to resell or distribute. We did not engage in general solicitation or advertising and did not offer securities to the public in connection with the issuance and sale of our Common Stock described in this section.
b)
None.
c)
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

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Date: August 8, 2023	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 8, 2023	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 8, 2023	/s/ David Pessah
Name: David Pessah
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)