Form 10-Q
period 2023-09-30
Goldman Sachs Middle Market Lending Corp. II
filed 2023-11-07
CIK 1865174

d 3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 7, 2023 was 13,921,733.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report, in our annual report on Form 10-K for the year ended December 31, 2022 and in our quarterly report on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, the war between Russia and Ukraine and the escalated conflict in the Middle East;
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
changes in interest rates;
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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023 (Unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $345,232 and $247,053)	$342,878	$245,817
Non-controlled affiliated investments (cost of $4,249 and $3,785)	4,493	3,843
Total investments, at fair value (cost of $349,481 and $250,838)	$347,371	$249,660
Investments in affiliated money market fund (cost of $2,713 and $—)	2,713	—
Cash	24,105	3,675
Interest and dividends receivable	2,599	2,332
Deferred financing costs	2,805	484
Other assets	44	—
Total assets	$379,637	$256,151
Liabilities
Debt	$157,967	$79,443
Interest and other debt expenses payable	980	399
Management fees payable	611	393
Distribution payable	—	3,574
Directors’ fees payable	165	—
Accrued expenses and other liabilities	1,049	686
Total liabilities	$160,772	$84,495
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized and no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 11,734,880 and 9,405,496 shares issued and outstanding as of September 30, 2023 and December 31, 2022)	12	9
Paid-in capital in excess of par	216,315	173,555
Distributable earnings (loss)	2,538	(1,908)
Total net assets	$218,865	$171,656
Total liabilities and net assets	$379,637	$256,151
Net asset value per share	$18.65	$18.25

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$9,373	$2,648	$24,432	$4,358
Payment-in-kind income	717	27	1,831	68
Other income	138	69	374	118
From non-controlled affiliated investments:
Interest income	120	—	320	—
Dividend income	58	15	102	21
Other income	3	—	11	—
Total investment income	$10,409	$2,759	$27,070	$4,565
Expenses:
Interest and other debt expenses	$3,265	$885	$8,149	$1,316
Management fees	611	238	1,651	431
Incentive fees	—	—	—	(31)
Professional fees	363	236	812	629
Directors’ fees	170	123	505	365
Directors’ and officers’ liability insurance	11	153	59	455
Offering costs	—	274	—	729
Other general and administrative expenses	366	218	972	603
Total expenses	$4,786	$2,127	$12,148	$4,497
Management fee waiver	—	—	—	(193)
Net expenses	$4,786	$2,127	$12,148	$4,304
Net investment income (loss)	$5,623	$632	$14,922	$261
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$9	$—	$37	$—
Foreign currency transactions	(2,673)	(151)	(2,429)	(152)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(2,366)	(1,437)	(1,118)	(2,102)
Non-controlled affiliated investments	84	—	186	—
Foreign currency translations	4,531	1,249	2,343	1,437
Net realized and unrealized gains (losses)	$(415)	$(339)	$(981)	$(817)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	(5)	—	(5)
Net increase (decrease) in net assets from operations	$5,208	$288	$13,941	$(561)
Weighted average shares outstanding	10,508,157	4,146,018	9,808,882	3,065,139
Basic and diluted net investment income (loss) per share	$0.54	$0.15	$1.52	$0.09
Basic and diluted earnings (loss) per share	$0.50	$0.07	$1.42	$(0.18)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net assets at beginning of period	$177,803	$60,130	$171,656	$26,928
Increase (decrease) in net assets from operations:
Net investment income (loss)	$5,623	$632	$14,922	$261
Net realized gain (loss)	(2,664)	(151)	(2,392)	(152)
Net change in unrealized appreciation (depreciation)	2,249	(188)	1,411	(665)
(Provision) benefit for unrealized appreciation/depreciation on investments	—	(5)	—	(5)
Net increase (decrease) in net assets from operations	$5,208	$288	$13,941	$(561)
Distributions to stockholders from:
Distributable earnings	$(4,761)	$(54)	$(9,495)	$(54)
Total distributions to stockholders	$(4,761)	$(54)	$(9,495)	$(54)
Capital transactions:
Issuance of common shares	$40,615	$54,006	$42,763	$88,057
Net increase in net assets from capital transactions	$40,615	$54,006	$42,763	$88,057
Total increase (decrease) in net assets	$41,062	$54,240	$47,209	$87,442
Net assets at end of period	$218,865	$114,370	$218,865	$114,370
Distributions per share	$0.50	$0.02	$1.00	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022

Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$13,941	$(561)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(104,180)	(145,429)
Payment-in-kind interest capitalized	(1,810)	(67)
Investments in affiliated money market fund, net	(2,713)	19,634
Proceeds from sales of investments and principal repayments	8,374	6,880
Net realized (gain) loss on investments	(37)	—
Net change in unrealized (appreciation) depreciation on investments	932	2,102
Net change in unrealized (appreciation) depreciation on foreign currency translation	34	4
Amortization of premium and accretion of discount, net	(990)	(194)
Amortization of deferred financing costs	800	266
Amortization of deferred offering costs	—	729
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(267)	(1,222)
(Increase) decrease in other assets	(44)	450
Increase (decrease) in interest and other debt expenses payable	400	194
Increase (decrease) in management fees payable	218	238
Increase (decrease) in incentive fees payable	—	(31)
Increase (decrease) in directors’ fees payable	165	12
Increase (decrease) in accrued expenses and other liabilities	429	88
Net cash provided by (used for) operating activities	$(84,748)	$(116,907)
Cash flows from financing activities:
Proceeds from issuance of common stock	$42,763	$88,057
Offering costs paid	(66)	(339)
Distributions paid	(13,069)	(54)
Financing costs paid	(2,940)	(375)
Borrowings on debt	221,404	101,774
Repayments of debt	(142,880)	(72,000)
Net cash provided by (used for) financing activities	$105,212	$117,063
Net increase (decrease) in cash	$20,464	$156
Effect of foreign exchange rate changes on cash and cash equivalents	(34)	(4)
Cash, beginning of period	3,675	13,564
Cash, end of period	$24,105	$13,716
Supplemental and non-cash activities
Interest expense paid	$6,356	$742

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of September 30, 2023

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 149.48%
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	10.89%	S + 5.50%	05/08/28	$7,603	$7,480	$7,527	(4) (5)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28	740	(11)	(7)	(4) (5) (6)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28	2,070	(16)	(21)	(4) (5) (6)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.90%	S + 6.50%	06/28/30	2,942	2,870	2,883	(4) (5)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	06/28/30	679	(8)	(14)	(4) (5) (6)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP 1,400	1,852	1,674	(4) (5) (7)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP 213	270	254	(4) (5) (7)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP 280	(5)	(7)	(4) (5) (6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	11.43%	S + 6.00%	01/25/28	6,228	6,144	5,792	(4) (5)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	01/25/28	249	(3)	(17)	(4) (5) (6)
Businessolver.com, Inc.	Health Care Technology	10.99%	S + 5.50%	12/01/27	2,146	2,130	2,125	(4) (5)
Businessolver.com, Inc.	Health Care Technology	10.99%	S + 5.50%	12/01/27	586	47	44	(4) (5) (6)
Checkmate Finance Merger Sub, LLC	Entertainment	11.99%	S + 6.50%	12/31/27	3,611	3,556	3,512	(4) (5)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27	367	(5)	(10)	(4) (5) (6)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Equipment & Products	12.08%	S + 6.75%	07/18/28	5,680	5,541	5,538	(4)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Equipment & Products		S + 6.75%	07/18/28	728	(9)	(9)	(4) (6)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Equipment & Products		S + 6.75%	07/18/28	364	(9)	(9)	(4) (6)
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.43%	SN + 7.50% (Incl. 0.75% PIK)	08/19/28	GBP 11,953	14,141	14,183	(4) (5) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.43%	SN + 7.50% (Incl. 0.75% PIK)	08/19/28	GBP 10,273	5,822	5,861	(4) (5) (6) (7)
CloudBees, Inc.	Software	12.43%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	3,416	3,272	3,382	(4) (5)
CloudBees, Inc.	Software	12.43%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	1,551	1,398	1,449	(4) (5) (6)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.82%	S + 5.75%	05/11/28	4,271	4,199	4,122	(4) (5)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	11.40%	S + 6.00%	05/11/28	2,916	2,843	2,843	(4) (5)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.89%	S + 5.75%	05/11/28	1,294	1,281	1,248	(4) (5)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.82%	S + 5.75%	05/11/28	615	114	102	(4) (5) (6)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 6.00%	05/11/28	10,491	(131)	(262)	(4) (5) (6)
Computer Services, Inc.	Diversified Financial Services	12.16%	S + 6.75%	11/15/29	15,787	15,354	15,471	(4) (5)
Coretrust Purchasing Group LLC	Diversified Financial Services	12.07%	S + 6.75%	10/01/29	13,169	12,814	12,939	(4) (5)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29	1,932	(50)	(34)	(4) (5) (6)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29	1,932	(25)	(34)	(4) (5) (6)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	07/30/30	12,075	—	—	(4) (6)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	07/30/30	1,258	—	—	(4) (6)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.92%	S + 6.50%	11/01/28	6,714	6,535	6,597	(4) (5)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 6.50%	11/01/28	638	(16)	(11)	(4) (5) (6)
DFS Holding Company, Inc.	Distributors	12.42%	S + 7.00%	01/31/29	4,143	4,029	4,060	(4) (5)
DFS Holding Company, Inc.	Distributors	12.42%	S + 7.00%	01/31/29	867	287	286	(4) (5) (6)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.14%	S + 6.75%	01/09/30	7,715	7,505	7,561	(5)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.14%	S + 6.75%	01/09/30	5,894	5,778	5,776	(5)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 6.75%	01/09/28	1,981	(44)	(40)	(5) (6)
Fullsteam Operations LLC	Diversified Financial Services		S + 6.00% (Incl. 3.00% PIK)	05/01/30	10,593	—	—	(4) (6)
Fullsteam Operations LLC	Diversified Financial Services		S + 12.00% (Incl. 4.50% PIK)	05/01/30	3,333	—	—	(4) (6)
Fullsteam Operations LLC	Diversified Financial Services		S + 7.76% PIK	05/01/30	1,481	—	—	(4) (6)
Fullsteam Operations LLC	Diversified Financial Services		S + 7.50% PIK	05/01/28	593	—	—	(4) (6)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.92%	S + 5.50%	12/01/28	4,873	4,863	4,800	(4) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.90%	S + 5.50%	12/01/28	1,718	202	180	(4) (5) (6)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/02/27	550	(1)	(8)	(4) (5) (6)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
Groundworks, LLC	Diversified Consumer Services	11.81%	S + 6.50%	03/14/30	$1,961	$1,907	$1,922	(4) (5)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/29	109	(3)	(2)	(4) (5) (6)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/30	241	(3)	(5)	(4) (5) (6)
HealthEdge Software, Inc.	Health Care Technology	12.43%	S + 7.00%	04/09/26	6,000	5,221	5,131	(4) (5) (6)
HealthEdge Software, Inc.	Health Care Technology	12.43%	S + 7.00%	04/09/26	4,100	4,048	4,039	(4) (5)
HealthEdge Software, Inc.	Health Care Technology	12.43%	S + 7.00%	04/09/26	387	387	381	(4) (5)
HealthEdge Software, Inc.	Health Care Technology		S + 7.00%	04/09/26	400	(5)	(6)	(4) (5) (6)
HealthEdge Software, Inc.	Health Care Technology		S + 7.00%	04/09/26	1,100	(7)	(16)	(4) (5) (6)
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.45%	S + 6.75%	06/13/28	4,155	4,036	4,051	(4) (5)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	463	(13)	(12)	(4) (5) (6)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	2,777	(79)	(69)	(4) (5) (6)
HumanState Limited (dba PayProp)	Diversified Consumer Services	11.33%	SN + 6.00%	11/23/28	GBP 15,000	17,857	18,027	(4) (5) (7)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP 2,300	(9)	(42)	(4) (5) (6) (7)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP 6,460	26	(118)	(4) (5) (6) (7)
iCIMS, Inc.	Professional Services	12.63%	S + 7.25% (Incl. 3.88% PIK)	08/18/28	18,424	18,161	17,825	(4) (5)
iCIMS, Inc.	Professional Services	12.14%	S + 6.75%	08/18/28	1,703	260	229	(4) (5) (6)
iCIMS, Inc.	Professional Services		S + 6.75%	08/18/28	4,212	—	(137)	(4) (5) (6)
Intelligent Medical Objects, Inc.	Health Care Technology	11.36%	S + 6.00%	05/11/29	3,589	3,528	3,481	(4) (5)
Intelligent Medical Objects, Inc.	Health Care Technology	11.38%	S + 6.00%	05/11/29	899	232	215	(4) (5) (6)
Intelligent Medical Objects, Inc.	Health Care Technology	11.42%	S + 6.00%	05/11/28	400	58	52	(4) (5) (6)
iWave Information Systems, Inc.	Software	12.29%	S + 6.75%	11/23/28	8,846	8,648	8,625	(4) (5) (7)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28	1,087	(23)	(27)	(4) (5) (6) (7)
Kaseya Inc.	IT Services	11.62%	S + 6.25% (Incl. 2.50% PIK)	06/25/29	5,812	5,737	5,725	(4) (5)
Kaseya Inc.	IT Services	11.57%	S + 6.25% (Incl. 2.50% PIK)	06/25/29	351	84	83	(4) (5) (6)
Kaseya Inc.	IT Services	11.62%	S + 6.25% (Incl. 2.50% PIK)	06/25/29	350	19	16	(4) (5) (6)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.43%	S + 7.00%	03/18/27	9,617	9,500	8,511	(4) (5)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.39%	S + 6.00%	06/01/28	6,774	6,662	6,435	(4) (5)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.38%	S + 6.00%	06/01/28	1,706	1,454	1,396	(4) (5) (6)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.31%	S + 6.00%	06/01/28	857	115	86	(4) (5) (6)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	11.34%	S + 5.75%	12/15/27	5,141	5,000	5,038	(4) (5)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	11.34%	S + 5.75%	12/15/27	1,187	1,169	1,163	(4) (5)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	13.50%	P + 5.00%	12/15/27	259	36	35	(4) (5) (6)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.22%	S + 5.75%	11/30/27	1,978	1,949	1,919	(4) (5)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.27%	S + 5.75%	11/30/27	2,010	1,796	1,765	(4) (5) (6)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	13.25%	P + 4.75%	11/30/27	349	7	1	(4) (5) (6)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.65%	S + 6.25%	09/29/27	5,881	5,822	5,822	(4)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.09%	S + 7.50%	07/18/28	7,810	7,677	7,693	(4) (5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.94%	S + 7.50%	07/18/28	2,584	1,339	1,300	(4) (5) (6)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.09%	S + 7.50%	07/18/28	770	763	758	(4) (5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28	605	(10)	(9)	(4) (5) (6)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28	880	(7)	(13)	(4) (5) (6)
Recochem, Inc	Chemicals		S + 5.75%	09/01/30	CAD 1,299	—	—	(4) (6) (7)
Recochem, Inc	Chemicals		S + 5.75%	09/01/30	CAD 10,393	—	—	(4) (6) (7)
Recochem, Inc	Chemicals		S + 5.75%	09/01/30	CAD 1,949	—	—	(4) (6) (7)
Recorded Books Inc. (dba RBMedia)	Media	11.64%	S + 6.25%	09/03/30	9,251	8,999	8,997	(4)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares (3)	Cost	Fair Value	Footnotes
Recorded Books Inc. (dba RBMedia)	Media	11.66%	S + 6.25%	08/31/28	$749	$408	$407	(4) (6)
Rubrik, Inc.	Software	12.53%	S + 7.00%	08/17/28	10,877	10,770	10,768	(4)
Rubrik, Inc.	Software	12.37%	S + 7.00%	08/17/28	1,520	139	138	(4) (6)
Singlewire Software, LLC	Software	11.64%	S + 6.25%	05/10/29	8,424	8,184	8,213	(4) (5)
Singlewire Software, LLC	Software		S + 6.25%	05/10/29	1,251	(35)	(31)	(4) (5) (6)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	11.79%	S + 6.25%	06/15/26	3,337	3,254	3,253	(5)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services		S + 6.25%	06/15/26	1,681	(41)	(42)	(5) (6)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.43%	S + 6.00%	07/06/27	3,456	3,401	3,404	(4) (5) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.65%	S + 6.00%	07/06/27	2,400	457	444	(4) (5) (6) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	600	(9)	(9)	(4) (5) (6) (8)
SpendMend, LLC	Health Care Providers & Services	11.04%	S + 5.50%	03/01/28	3,446	3,399	3,360	(4) (5)
SpendMend, LLC	Health Care Providers & Services	11.03%	S + 5.50%	03/01/28	1,513	625	601	(4) (5) (6)
SpendMend, LLC	Health Care Providers & Services	11.03%	S + 5.50%	03/01/28	456	176	171	(4) (5) (6)
Spotless Brands, LLC	Diversified Consumer Services	12.30%	S + 6.75%	07/25/28	10,645	10,362	10,378	(4) (5)
Spotless Brands, LLC	Diversified Consumer Services	12.04%	S + 6.50%	07/25/28	1,650	1,605	1,609	(4) (5)
Superior Environmental Solutions	Commercial Services & Supplies	11.92%	S + 6.50%	08/01/29	4,811	4,693	4,691	(4)
Superior Environmental Solutions	Commercial Services & Supplies	11.87%	S + 6.50%	08/01/29	481	133	132	(4) (6)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	722	(9)	(9)	(4) (6)
Trader Corporation	Automobiles	12.13%	C + 6.75%	12/21/29	CAD 16,963	12,281	12,270	(4) (5) (7)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD 1,279	(12)	(16)	(4) (5) (6) (7)
VASA Fitness Buyer, Inc.	Consumer Retail	13.31%	S + 7.50% (Incl. 0.38% PIK)	08/14/28	7,332	7,080	7,076	(4)
VASA Fitness Buyer, Inc.	Consumer Retail		S + 7.50% (Incl. 0.38% PIK)	08/14/28	209	(7)	(7)	(4) (6)
VASA Fitness Buyer, Inc.	Consumer Retail		S + 7.50% (Incl. 0.38% PIK)	08/14/28	1,257	(21)	(22)	(4) (6)
WebPT, Inc.	Health Care Technology	12.23%	S + 6.75%	01/18/28	3,255	3,218	3,174	(4) (5)
WebPT, Inc.	Health Care Technology	12.25%	S + 6.75%	01/18/28	278	216	212	(4) (5) (6)
WebPT, Inc.	Health Care Technology	12.30%	S + 6.75%	01/18/28	278	45	41	(4) (5) (6)
Whitewater Holding Company LLC	Diversified Consumer Services	11.54%	S + 6.00%	12/21/27	6,186	4,376	4,326	(4) (5) (6)
Whitewater Holding Company LLC	Diversified Consumer Services	11.29%	S + 5.75%	12/21/27	2,009	1,979	1,949	(4) (5)
Whitewater Holding Company LLC	Diversified Consumer Services	11.31%	S + 5.75%	12/21/27	675	664	654	(4) (5)
Whitewater Holding Company LLC	Diversified Consumer Services	11.29%	S + 5.75%	12/21/27	670	660	650	(4) (5)
Whitewater Holding Company LLC	Diversified Consumer Services	11.22%	S + 5.75%	12/21/27	270	23	19	(4) (5) (6)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.92%	S + 6.50%	07/01/27	9,062	9,062	8,971	(4) (5)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.91%	S + 6.50%	07/01/27	938	402	393	(4) (5) (6)
Total 1st Lien/Senior Secured Debt						329,810	327,159
1st Lien/Last-Out Unitranche (9)- 7.31%
EDB Parent, LLC (dba Enterprise DB)	Software	12.14%	S + 6.75%	07/07/28	$6,169	$6,030	$6,015	(4) (5)
EDB Parent, LLC (dba Enterprise DB)	Software	12.14%	S + 6.75%	07/07/28	2,401	899	839	(4) (5) (6)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	1242.00%	S + 7.00%	08/24/28	6,222	6,145	6,144	(4)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services		S + 7.00%	08/24/28	3,778	(46)	(47)	(4) (6)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	943.00%	S + 4.00%	08/31/28	6,668	3,046	3,045	(4) (6)
Total 1st Lien/Last-Out Unitranche						16,074	15,996

Investment (1)	Industry	Initial Acquisition Date(10)	Par/Shares (3)	Cost	Fair Value	Footnotes
Preferred Stock - 1.49%
CloudBees, Inc.	Software	11/24/21	134,557	$1,505	$1,810	(4) (5) (11)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	1,237	1,206	1,457	(4) (5) (11)
Total Preferred Stock				2,711	3,267
Common Stock - 0.41%
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	400	$400	$654	(4) (5) (8) (11)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	2,700	270	257	(4) (5) (11)
Total Common Stock				670	911
Warrants - 0.02%
CloudBees, Inc.	Software	11/24/21	38,977	$216	$38	(4) (5) (11)
Total Warrants				216	38
Total Investments - 158.71%				349,481	347,371
Investments in Affiliated Money Market Fund - 1.24%
Goldman Sachs Financial Square Government Fund - Institutional Shares			2,712,982	2,713	2,713	(12) (13)
Total Investments in Affiliated Money Market Fund				2,713	2,713
Total Investments - 159.95%				$352,194	$350,084

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), CDOR("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 6 month, 3 month or 1 month L or S rates. As of September 30, 2023, rates for the 1 month S was 5.32%, 3 month S was 5.40%, SN was 5.19%, 3 month C was 5.51% and P was 8.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2023.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Great British pound ("GBP") or Canadian dollar ("CAD").
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
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, the aggregate fair value of these non-qualifying securities is $60,684 or 15.98% of the Company’s total assets.
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
(10)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and may be deemed to be “restricted securities”. As of September 30, 2023, the aggregate fair value of these securities is $4,216 or 1.92% of the Company's net assets. The initial acquisition dates have been included for such securities.
(11)
Non-income producing security.
(12)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(13)
The annualized seven-day yield as of September 30, 2023 is 5.24%.

PIK - Payment-In-Kind

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either L, S, SN, C or alternate base rate (commonly based on the P, unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of December 31, 2022, rates for the 12 month, 6 month, 3 month and 1 month L were 5.48%, 5.14%, 4.77% and 4.39%, respectively. As of December 31, 2022, 1 month S was 4.06%, 3 month S was 3.62%, 3 month SN was 3.43%, 3 month C was 4.94%, P was 7.50% and Canadian Prime rate ("CDN P") was 6.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022.

(++)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in $ unless otherwise noted, €, GBP, or CAD

#	Percentages are based on net assets.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. ORGANIZATION

Goldman Sachs Middle Market Lending LLC II ("MMLC LLC II") was formed on February 21, 2020. Effective November 23, 2021, MMLC LLC II converted from a Delaware limited liability company to a Delaware corporation named Goldman Sachs Middle Market Lending Corp. II (the “Company”, which term refers to either Goldman Sachs Middle Market Lending Corp. II or Goldman Sachs Middle Market Lending Corp. II together with its consolidated subsidiary, as the context may require), which, by operation of law, is deemed for purposes of Delaware law the same entity as MMLC LLC II. The Company commenced operations on October 29, 2021. On November 23, 2021, the Company's initial investors (other than the Initial Member (as defined below)) funded the initial portion of their capital commitment to purchase shares of common stock, at which time the Initial Member's initial capital contribution to MMLC LLC II was cancelled. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act. In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2021.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is USD and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2023. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Accelerated amortization of upfront loan origination fees and unamortized discounts	$190	$—	$258	$—

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2023 and December 31, 2022, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2023 and December 31, 2022, the Company held an aggregate cash balance of $24,105 and $3,675. Foreign currency of $1,038 and $375 (acquisition cost of $1,068 and $371) is included in cash as of September 30, 2023 and December 31, 2022.

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

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Management Agreement

The Company entered into an investment management agreement effective as of November 1, 2021 (the “Investment Management Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities. The Board approved the continuation of the Investment Management Agreement on August 2, 2023.

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

For the three and nine months ended September 30, 2023, Management Fees amounted to $611 and $1,651. As of September 30, 2023, $611 remained payable. For the three and nine months ended September 30, 2022, Management Fees amounted to $238 and $431 and the Investment Adviser voluntarily waived $0 and $193 of such Management Fees.

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

For the three and nine months ended September 30, 2023, Incentive Fees based on income amounted to $0 and $0. For the three and nine months ended September 30, 2022, Incentive Fees based on income amounted to $0 and $0.

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

For the three and nine months ended September 30, 2023, the Company accrued Incentive Fees based on capital gains under GAAP of $0 and $0. For the three and nine months ended September 30, 2022, the Company accrued Incentive Fees based on capital gains under GAAP of $0 and $(31), which were not realized.

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

For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $96 and $280. As of September 30, 2023, $90 remained payable. For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $71 and $211.

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

For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $75 and $206. As of September 30, 2023, $75 remained payable. For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $33 and $72.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$84,904	$(82,191)	$—	$—	$2,713	$102
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	3,843	490	(26)	—	186	4,493	331
Total Non-Controlled Affiliates	$3,843	$85,394	$(82,217)	$—	$186	$7,206	$433
For the Year Ended December 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$23,067	$135,038	$(158,105)	$—	$—	$—	$47
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	—	3,803	(18)	—	58	3,843	174
Total Non-Controlled Affiliates	$23,067	$138,841	$(158,123)	$—	$58	$3,843	$221

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2023 and December 31, 2022, there were $605 and $335 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$329,810	$327,159	$240,889	$239,700
1st Lien/Last-Out Unitranche	16,074	15,996	6,352	6,295
Preferred Stock	2,711	3,267	2,711	2,826
Common Stock	670	911	670	768
Warrants	216	38	216	71
Total investments	$349,481	$347,371	$250,838	$249,660

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2023		December 31, 2022
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	15.1%	24.0%	16.2%	23.6%
Diversified Consumer Services	14.6	23.2	17.1	24.9
Diversified Financial Services	14.3	22.6	19.7	28.7
Health Care Providers & Services	9.8	15.6	9.2	13.4
Health Care Technology	8.2	13.0	8.9	12.8
IT Services	7.5	11.8	9.2	13.4
Professional Services	6.2	9.8	8.4	12.2
Automobiles	3.5	5.6	4.9	7.1
Real Estate Mgmt. & Development	2.7	4.3	3.6	5.2
Commercial Services & Supplies	1.4	2.2	1.4	2.0
Entertainment	1.0	1.6	1.4	2.1
Aerospace & Defense	3.8	6.1	—	—
Media	2.7	4.3	—	—
Consumer Retail	2.0	3.2	—	—
Wireless Telecommunication Services	2.6	4.2	—	—
Textiles, Apparel & Luxury Goods	1.7	2.7	—	—
Leisure Equipment & Products	1.6	2.5	—	—
Distributors	1.3	2.0	—	—
Total	100.0%	158.7%	100.0%	145.4%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2023	December 31, 2022
United States	82.5%	80.4%
United Kingdom	11.5	14.7
Canada	6.0	4.9
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of September 30, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$283,646	Discounted cash flows	Discount Rate	9.5% - 15.3%	11.2%
1st Lien/Last-Out Unitranche	6,854	Discounted cash flows	Discount Rate	—	12.1%
Equity
Preferred Stock	$1,457	Comparable multiples	EV/EBITDA(6)	—	34.5x
	1,810	Comparable multiples	EV/Revenue	—	4.2x
Common Stock	911	Comparable multiples	EV/EBITDA(6)	9.3x - 16.0x	11.2x
Warrants	38	Comparable multiples	EV/Revenue	—	4.2x
As of December 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$168,648	Discounted cash flows	Discount Rate	7.4% - 11.5%	9.9%
1st Lien/Last-Out Unitranche	6,295	Discounted cash flows	Discount Rate	—	10.9%
Equity
Preferred Stock	$1,349	Comparable multiples	EV/EBITDA(6)	—	27.9x
	1,477	Comparable multiples	EV/Revenue	—	4.0x
Common Stock	768	Comparable multiples	EV/EBITDA(6)	9.1x - 18.3x	12.4x
Warrants	71	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of September 30, 2023, included within Level 3 assets of $347,371 is an amount of $52,655 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $290,500 or 84.7% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$327,159	$327,159	$—	$—	$239,700	$239,700
1st Lien/Last-Out Unitranche	—	—	15,996	15,996	—	—	6,295	6,295
Preferred Stock	—	—	3,267	3,267	—	—	2,826	2,826
Common Stock	—	—	911	911	—	—	768	768
Warrants	—	—	38	38	—	—	71	71
Investments in Affiliated Money Market Fund	2,713	—	—	2,713	—	—	—	—
Total	$2,713	$—	$347,371	$350,084	$—	$—	$249,660	$249,660

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2023
1st Lien/Senior Secured Debt	$239,700	$96,289	$37	$(1,462)	$(8,374)	$969	$—	$—	$327,159	$(1,541)
1st Lien/Last-Out Unitranche	6,295	9,701	—	(21)	—	21	—	—	15,996	(21)
Preferred Stock	2,826	—	—	441	—	—	—	—	3,267	441
Common Stock	768	—	—	143	—	—	—	—	911	143
Warrants	71	—	—	(33)	—	—	—	—	38	(33)
Total assets	$249,660	$105,990	$37	$(932)	$(8,374)	$990	$—	$—	$347,371	$(1,011)
For the Nine Months Ended September 30, 2022
1st Lien/Senior Secured Debt	$26,413	$139,092	$—	$(1,958)	$(6,880)	$189	$—	$—	$156,856	$(1,958)
1st Lien/Last-Out Unitranche	—	6,004	—	38	—	4	—	—	6,046	38
Preferred Stock	2,711	—	—	(26)	—	—	—	—	2,685	(26)
Common Stock	270	400	—	5	—	—	—	—	675	5
Warrants	216	—	—	(161)	—	—	—	—	55	(161)
Total assets	$29,610	$145,496	$—	$(2,102)	$(6,880)	$193	$—	$—	$166,317	$(2,102)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2023 and December 31, 2022, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

On November 1, 2021, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2023 and December 31, 2022, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 239% and 316%.

The Company’s outstanding debt was as follows:

	September 30, 2023			December 31, 2022
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
BoA Revolving Credit Facility(1)	$127,586	$127,586	$—	$156,586	$76,796	$79,443
Truist Revolving Credit Facility(2)	305,000	147,256	157,967	—	—	—
Total debt	$432,586	$274,842	$157,967	$156,586	$76,796	$79,443

(1)
Provides, under certain circumstances, a total borrowing capacity of $300,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date.As of September 30, 2023, the Company had outstanding borrowings of $0. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $30,000 and in GBP of £30,665 and in CAD of 16,750.
(2)
Provides, under certain circumstances, a total borrowing capacity of $750,000. As of September 30, 2023, the Company had outstanding borrowings denominated in USD of $107,000, in GBP of £31,665 and in CAD of 16,750.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2023 was 7.45% and for the year ended December 31, 2022 was 5.30%. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2023 was $117,819 and for the year ended December 31, 2022 was $33,710.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $127,586 as of September 30, 2023. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is November 24, 2023. The Company amended the BoA Revolving Credit Facility on July 26, 2022 and November 14, 2022.

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

The BoA Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of stockholders’ ownership interest in the shares. The BoA Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of September 30, 2023, the Company was in compliance with these covenants.

Costs of $956 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of September 30, 2023 and December 31, 2022, outstanding deferred financing costs were $91 and $484.

The below table presents the summary information of the BoA Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Borrowing interest expense	$486	$706	$3,775	$897
Facility fees	93	58	187	153
Amortization of financing costs	152	121	445	266
Total	$731	$885	$4,407	$1,316
Weighted average interest rate	7.97%	5.09%	7.48%	4.60%
Average outstanding balance	$24,179	$55,127	$67,446	$26,075

Truist Revolving Credit Facility

The Company entered into the Truist Revolving Credit Facility on February 28, 2023 with Truist Bank, as administrative agent, lead arranger, letter of credit issuer and lender.

The Truist Revolving Credit Facility is a multicurrency facility, and as of September 30, 2023, total commitments under the Truist Revolving Credit Facility were $305,000. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750,000. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 28, 2028.

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

The Company’s obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum shareholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of September 30, 2023, the Company was in compliance with these covenants.

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

Costs of $3,070 were incurred in connection with obtaining the Truist Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of September 30, 2023 and December 31, 2022, outstanding deferred financing costs were $2,714 and $0.

The below table presents the summary information of the Truist Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$2,173	N/A	$2,792	N/A
Facility fees	199	N/A	595	N/A
Amortization of financing costs	162	N/A	355	N/A
Total	$2,534	N/A	$3,742	N/A
Weighted average interest rate	7.45%	N/A	7.41%	N/A
Average outstanding balance	$115,689	N/A	$50,373	N/A

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2023			December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$546,425	$328,197	40%	$543,340	$367,875	32%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	September 30, 2023	December 31, 2022
1st Lien/Senior Secured Debt
Admiral Buyer, Inc. (dba Fidelity Payment Services)	$2,810	$2,810
Arrow Buyer, Inc. (dba Archer Technologies)	679	—
Bigchange Group Limited	342	402
BSI3 Menu Buyer, Inc (dba Kydia)	249	249
Businessolver.com, Inc.	536	536
Checkmate Finance Merger Sub, LLC	367	367
Circustrix Holdings, LLC (dba SkyZone)	1,092	—
Clearcourse Partnership Acquireco Finance Limited	6,329	7,832
CloudBees, Inc.	86	86
Coding Solutions Acquisition, Inc.	10,983	1,786
Coretrust Purchasing Group LLC	3,865	3,864
Crewline Buyer, Inc. (dba New Relic)	13,000	—
CST Buyer Company (dba Intoxalock)	638	574
DFS Holding Company, Inc.	564	7,102
Frontgrade Technologies Holdings Inc.	1,981	—
Fullsteam Operations LLC	15,592	—
Governmentjobs.com, Inc. (dba NeoGov)	2,061	2,268
Groundworks, LLC	350	—
HealthEdge Software, Inc.	2,279	7,500
Highfive Dental Holdco, LLC	3,240	—
HumanState Limited (dba PayProp)	10,688	10,591
iCIMS, Inc.	5,631	6,454
Intelligent Medical Objects, Inc.	993	1,224
iWave Information Systems, Inc.	1,087	1,087
Kaseya Inc.	591	700
MerchantWise Solutions, LLC (dba HungerRush)	953	1,414
Millstone Medical Outsourcing, LLC	219	207
NFM & J, L.P. (dba the Facilities Group)	523	707
PDDS Holdco, Inc. (dba Planet DDS)	2,730	1,958
Recochem, Inc	9,856	—
Recorded Books Inc. (dba RBMedia)	321	—
Rubrik, Inc.	1,367	732
Singlewire Software, LLC	1,251	—
Solaris (dba Urology Management Holdings, Inc.)	1,681	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	2,520	3,000
SpendMend, LLC	1,148	1,302
Superior Environmental Solutions	1,058	—
Trader Corporation	941	945
VASA Fitness Buyer, Inc.	1,466	—
WebPT, Inc.	289	449
Whitewater Holding Company LLC	1,964	5,741
Zarya Intermediate, LLC (dba iOFFICE)	536	938
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	1,097
Qualawash Holdings, LLC	—	865
Spotless Brands, LLC	—	1,650
Total 1st Lien/Senior Secured Debt	$114,856	$76,437
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$1,502	$2,061
Thor FinanceCo LLC (dba Harmoni Towers)	3,778	—
Towerco IV Holdings, LLC	3,529	—
Total 1st Lien/Last-Out Unitranche	$8,809	$2,061
Total	$123,665	$78,498
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

8. NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received
For the nine months ended September 30, 2023
February 21, 2023	62,172	$1,145
June 20, 2023	54,300	1,003
August 21, 2023	2,212,911	40,615
Total capital drawdowns	2,329,383	$42,763
For the nine months ended September 30, 2022
March 16, 2022	1,823,817	$34,051
July 27, 2022	856,930	15,811
September 19, 2022	2,069,029	38,195
Total capital drawdowns	4,749,776	$88,057

Distributions

The following table reflects the distributions declared on the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the nine months ended September 30, 2023
February 28, 2023	April 5, 2023	April 27, 2023	$0.50
May 3, 2023	July 6, 2023	July 28, 2023	$0.50
August 2, 2023	October 3, 2023	October 28, 2023	$0.39
For the Nine Months Ended September 30, 2022
May 2, 2022	July 5, 2022	July 28, 2022	$0.02
August 3, 2022	October 3, 2022	October 28, 2022	$0.12

9. EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net increase (decrease) in net assets from operations	$5,208	$288	$13,941	$(561)
Weighted average shares outstanding	10,508,157	4,146,018	9,808,882	3,065,139
Basic and diluted earnings (loss) per share	$0.50	$0.07	$1.42	$(0.18)

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Per Share Data:(1)
NAV, beginning of period	$18.25	$18.73
Net investment income (loss)	1.52	0.09
Net realized and unrealized gains (losses)(2)	(0.12)	(0.32)
Net increase (decrease) in net assets from operations(2)	$1.40	$(0.23)
Distributions declared from net investment income	(1.00)	(0.02)
Total increase (decrease) in net assets	$0.40	$(0.25)

NAV, end of period	$18.65	$18.48
Shares outstanding, end of period	11,734,880	6,187,350
Weighted average shares outstanding	9,808,882	3,065,139
Total return based on NAV(3)	7.67%	(1.23%)
Supplemental Data/Ratio(4):
Net assets, end of period	$218,865	$114,370
Ratio of net expenses to average net assets	8.90%	10.14%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	2.93%	7.10%
Ratio of interest and other debt expenses to average net assets	5.97%	3.10%
Ratio of incentive fees to average net assets	—%	(0.06%)
Ratio of total expenses to average net assets	8.90%	10.61%
Ratio of net investment income to average net assets	10.94%	0.60%
Portfolio turnover	3%	9%

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

On October 6, 2023, the Company delivered a capital drawdown notice to its investors relating to the issuance and sale of approximately 2.2 million shares of common stock for an aggregate offering price of $40,787. The shares were issued on October 18, 2023.

On November 1, 2023, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period October 1, 2023 through December 31, 2023, payable on or about January 29, 2024 to shareholders of record as of December 29, 2023.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through September 30, 2023, we have originated $502.44 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2022.

Replacement of Interbank Offered Rates (IBORs) Including the London InterBank Offered Rate (“LIBOR”):

On July 1, 2023, the publication of all LIBOR settings as representative rates has ceased. The Financial Conduct Authority has allowed the publication and use of synthetic rates for certain U.S. dollar (“USD”) LIBOR settings in legal USD LIBOR-based contracts through September 2024. Since January 1, 2022, our new investments have generally been indexed to SOFR. As of September 30, 2023, we have facilitated an orderly transition of a majority of our investments and our Revolving Credit Facilities (as defined below) to SOFR or to alternative risk-free reference rates. Any remaining USD LIBOR-based investments will have transitioned subsequent to September 30, 2023 or have fallback provisions that will be utilized.

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

Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the “Board of Directors” or the “Board”) of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$329.80	$327.16	$240.89	$239.70
First Lien/Last-Out Unitranche	16.07	15.99	6.35	6.30
Preferred Stock	2.71	3.27	2.71	2.83
Common Stock	0.67	0.91	0.67	0.77
Warrants	0.22	0.04	0.22	0.07
Total investments	$349.47	$347.37	$250.84	$249.67

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.5%	12.7%	11.2%	11.3%
First Lien/Last-Out Unitranche(2)(3)	13.0%	13.1%	13.2%	13.2%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	12.4%	12.6%	11.1%	11.2%

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

As of September 30, 2023, the total portfolio weighted average yield measured at amortized cost and fair value was 12.4% and 12.6%, as compared to 11.1% and 11.2%, as of December 31, 2022. The increase in the weighted average yield at amortized cost and fair value was primarily driven by rising interest rates and increased market volatility.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2023		December 31, 2022
Number of portfolio companies	49		34
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.4	x	5.7	x
Weighted average interest coverage(3)	1.6	x	1.7	x
Median EBITDA(3)	$60.33 million		$51.54 million

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

As of September 30, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 35.5% and 41.4% of total debt investments at fair value.

Our Investment Adviser monitors the financial trends of each portfolio company on an ongoing basis to determine each is meeting its respective business plan and to assess the appropriate course of action for each portfolio company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in Board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	September 30, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	0.0%	$—	—%
Grade 2	338.86	97.6	249.66	100.0
Grade 3	8.51	2.4	—	—
Grade 4	—	—	—	—
Total Investments	$347.37	100.0%	$249.66	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$349.48	100.0%	$250.84	100.0%
Non-accrual	—	—	—	—
Total Investments	$349.48	100.0%	$250.84	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	September 30, 2023	September 30, 2022
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$86.10	$109.47
First Lien/Last-Out Unitranche	16.45	—
Common Stock	—	0.40
Total	$102.55	$109.87
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$13.13	$8.90
Total	$13.13	$8.90
Net increase in portfolio	$89.42	$100.97
Number of new portfolio companies with new investment commitments	8	7
Total new investment commitment amount in new portfolio companies	$70.04	$90.15
Average new investment commitment amount in new portfolio companies	$8.76	$12.88
Number of existing portfolio companies with new investment commitments	5	3
Total new investment commitment amount in existing portfolio companies	$32.51	$19.72
Weighted average remaining term for new investment commitments (in years)(2)	5.5	5.8
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	12.5%	10.1%
Weighted average yield on new investment commitments(5)	12.5%	10.1%
Weighted average yield on debt and income producing investments sold or repaid(6)	12.6%	9.9%
Weighted average yield on investments sold or repaid(7)	12.6%	9.9%

(1)
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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Total investment income	$10.41	$2.76	$27.07	$4.56
Net expenses	(4.79)	(2.13)	(12.15)	(4.30)
Net investment income (loss)	5.62	0.63	14.92	0.26
Net realized gain (loss) on investments	0.01	—	0.04	—
Net unrealized appreciation (depreciation) on investments	(2.28)	(1.44)	(0.93)	(2.11)
Net realized and unrealized gain (losses) on translations and transactions	1.86	1.10	(0.09)	1.29
Net realized and unrealized gains (losses)	(0.41)	(0.34)	(0.98)	(0.82)
Net increase (decrease) in net assets from operations	$5.21	$0.29	$13.94	$(0.56)

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Interest income	9.49	2.65	24.75	4.36
Payment-in-kind income	0.72	0.03	1.83	0.07
Other income	0.14	0.06	0.39	0.11
Dividend income	0.06	0.02	0.10	0.02
Total investment income	10.41	2.76	27.07	4.56

Investment income for the three and nine months ended September 30, 2023 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Interest and other debt expenses	$3.27	$0.89	$8.15	$1.32
Management fees	0.61	0.24	1.65	0.43
Incentive fees	—	—	—	(0.03)
Professional fees	0.36	0.24	0.81	0.63
Directors’ fees	0.17	0.12	0.51	0.36
Directors’ and officers’ liability insurance	0.01	0.15	0.06	0.45
Offering costs	—	0.27	—	0.73
Other general and administrative expenses	0.37	0.22	0.97	0.60
Total expenses	$4.79	$2.13	$12.15	4.49
Management fee waiver	—	—	—	(0.19)
Net Expenses	$4.79	$2.13	$12.15	$4.30

In the table above:

•
Interest and other debt expenses increased from $0.89 million and $1.32 million for the three and nine months ended September 30, 2022 to $3.27 million and $8.15 million for the three and nine months ended September 30, 2023. This was primarily due to an increase in the average aggregate daily borrowings from $55.13 million and $26.07 million for the three and nine months ended September 30, 2022 to $139.87 million and $117.82 million for the three and nine months ended September 30, 2023 and an increase in the weighted average interest rate from 5.09% and 4.60% to 7.54% and 7.45%, respectively.
•
Management Fees increased from $0.24 million and $0.43 million for the three and nine months ended September 30, 2022 to $0.61 million and $1.65 million for the three and nine months ended September 30, 2023, primarily driven by an increase in the size of our portfolio. For the three and nine months ended September 30, 2022, the Investment Adviser voluntarily waived $0.00 million and $0.19 million of its Management Fees.
•
Offering costs decreased from $0.27 million and $0.73 million for the three and nine months ended September 30, 2022 to $0.00 million and $0.00 million for the three and nine months ended September 30, 2023. Offering costs are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Unrealized appreciation	$1.00	$0.10	$1.47	$0.07
Unrealized depreciation	(3.28)	(1.54)	(2.40)	(2.18)
Net change in unrealized appreciation (depreciation) on investments	$(2.28)	$(1.44)	$(0.93)	$(2.11)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
	($ in millions)
Portfolio Company:
CloudBees, Inc.	$0.15	$0.29
Coretrust Purchasing Group LLC	0.11	0.17
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	0.08	0.19
Computer Services, Inc.	0.07	0.12
Rubrik, Inc.	0.06	0.05
Other, net (1)	0.17	(0.40)
Coding Solutions Acquisition, Inc.	(0.19)	(0.20)
Trader Corporation	(0.22)	0.04
HumanState Limited (dba PayProp)	(0.74)	(0.19)
Clearcourse Partnership Acquireco Finance Limited	(0.85)	(0.02)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(0.92)	(0.98)
Total	$(2.28)	$(0.93)
(1)
For the three and nine months ended September 30, 2023, Other, net includes gross unrealized appreciation of $0.52 million, $0.61 million and gross unrealized depreciation of $(0.35) million, $(1.01) million.

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
	($ in millions)
Portfolio Company:
EDB Parent, LLC (dba Enterprise DB)	$0.04	$0.04
Governmentjobs.com, Inc. (dba NeoGov)	0.03	—
Kaseya Inc.	0.03	0.03
SpendMend, LLC	—	(0.03)
Whitewater Holding Company LLC	(0.10)	(0.08)
Zarya Intermediate, LLC (dba iOFFICE)	(0.10)	(0.10)
CloudBees, Inc.	(0.13)	(0.33)
Bigchange Group Limited	(0.13)	(0.34)
Other, net(1)	(0.20)	(0.42)
Clearcourse Partnership Acquireco Finance Limited	(0.88)	(0.88)
Total	$(1.44)	$(2.11)

(1)
For the three and nine months ended September 30, 2022, Other, net includes gross unrealized appreciation of $0.00 million, $0.00 million and gross unrealized depreciation of $(0.20) million, $(0.42) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 239% and 316%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2023			December 31, 2022
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$546.43	$328.20	40%	$543.34	$367.88	32%

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the nine months ended September 30, 2023
February 21, 2023	62,172	$1.15
June 20, 2023	54,300	1.00
August 21, 2023	2,212,911	40.61
Total capital drawdowns	2,329,383	$42.76
For the nine months ended September 30, 2022
March 16, 2022	1,823,817	$34.05
July 27, 2022	856,930	15.81
September 19, 2022	2,069,029	38.20
Total capital drawdowns	4,749,776	$88.06

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay State Street Bank and Trust Company (the “Administrator”) such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2023:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility(1)	$—	$—	$—	$—	$—
Truist Revolving Credit Facility(2)	$157.97	$—	$—	$157.97	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, the Company had outstanding borrowings of $0.00.
(2)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, the Company had outstanding borrowings denominated in USD of $107.00 million and in GBP of £40.45 million, and in CAD of CAD 12.60 million.

BoA Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the BoA Revolving Credit Facility on July 26, 2022 and November 14, 2022.

Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the maximum principal amount of the BoA Revolving Credit Facility was $127.59 million as of September 30, 2023. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is November 24, 2023.

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

The Truist Revolving Credit Facility is a multicurrency facility, and as of September 30, 2023, total commitments under the Truist Revolving Credit Facility were $305.00. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750.00. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 28, 2028.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	September 30, 2023	December 31, 2022
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$114.86	$76.44
First Lien/Last-Out Unitranche	8.81	2.06
Total	$123.67	$78.50

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

RECENT DEVELOPMENTS

On September 7, 2023, David Pessah notified us of his intention to resign as our Chief Financial Officer, Treasurer and principal accounting officer to pursue a new professional opportunity. Effective November 10, 2023, Mr. Pessah will cease serving as our Chief Financial Officer, Treasurer and principal accounting officer. Mr. Pessah’s resignation was not the result of any disagreement with us.

On September 25, 2023, the Board of Directors appointed Stanley Matuszewski as our Chief Financial Officer and Treasurer and John Lanza as our principal accounting officer, each effective November 10, 2023.

To assist in an orderly transition, Mr. Pessah will continue to serve in his current roles during the transition period, until Mr. Matuszewski and Mr. Lanza each assume their respective roles on November 10, 2023.

On October 6, 2023, the Company delivered a capital drawdown notice to its investors relating to the issuance and sale of approximately 2.2 million shares of common stock for an aggregate offering price of $40.79 million. The shares were issued on October 18, 2023.

On November 1, 2023, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period October 1, 2023 through December 31, 2023, payable on or about January 29, 2024 to shareholders of record as of December 29, 2023.

Subsequent to quarter-end, we placed one portfolio company on non-accrual status which represented 2.7% and 2.5% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value as of September 30, 2023.

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

As of September 30, 2023 and December 31, 2022, on a fair value basis, 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the BoA Revolving Credit Facility and the Truist Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2023 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$8.47	$(4.35)	$4.12
Up 200 basis points	5.65	(2.90)	2.75
Up 100 basis points	2.82	(1.45)	1.37
Up 75 basis points	2.12	(1.09)	1.03
Up 50 basis points	1.41	(0.73)	0.68
Up 25 basis points	0.71	(0.36)	0.35
Down 25 basis points	(0.71)	0.36	(0.35)
Down 50 basis points	(1.41)	0.73	(0.68)
Down 75 basis points	(2.12)	1.09	(1.03)
Down 100 basis points	(2.82)	1.45	(1.37)
Down 200 basis points	(5.65)	2.90	(2.75)
Down 300 basis points	(8.47)	4.35	(4.12)

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

Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy will continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the nine months ended September 30, 2023
February 21, 2023	62,172	$1.15
June 20, 2023	54,300	1.00
August 21, 2023	2,212,911	40.61
Total capital drawdowns	2,329,383	$42.76
For the nine months ended September 30, 2022
March 16, 2022	1,823,817	$34.05
July 27, 2022	856,930	15.81
September 19, 2022	2,069,029	38.20
Total capital drawdowns	4,749,776	$88.06

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

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Date: November 7, 2023	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 7, 2023	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 7, 2023	/s/ David Pessah
Name: David Pessah
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)