Form 10-K
period 2023-12-31
Goldman Sachs Middle Market Lending Corp. II
filed 2024-03-05
CIK 1865174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2023, there was no established public market for the registrant’s common stock. The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 5, 2024 was 13,921,733.

Documents incorporated by reference: Portions of Goldman Sachs Middle Market Lending Corp. II’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Index to Annual Report on Form 10-K for

The fiscal year ended December 31, 2023

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
•
the relative and absolute performance of Goldman Sachs Asset Management, L.P. (the "Investment Adviser");
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
•
the impact of elevated inflation and interest rates and the risk of recession on our portfolio companies;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, the terms “Company,” “we,” “us” or “our” refer to Goldman Sachs Middle Market Lending Corp. II, together with its consolidated subsidiary. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc. ("GS BDC"), Goldman Sachs Private Middle Market Credit LLC ("GS PMMC"), Goldman Sachs Private Middle Market Credit II LLC ("GS PMMC II"), Phillip Street Middle Market Lending Fund LLC ("PSLF") and Goldman Sachs Private Credit Corp. ("GS Credit")), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC (as defined below) under the Investment Company (as defined below). In addition, we have elected to be treated as a RIC (as defined below), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through December 31, 2023, we have originated approximately $643.07 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Investment Strategy

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. We generally seek to make investments that have maturities between three and ten years and range in size between $10 million and $75 million, although we may make larger or smaller investments on occasion.

Investment Portfolio

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.) consisted of the following:

	December 31, 2023
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$428.17	$427.08
First Lien/Last-Out Unitranche	33.63	33.59
Preferred Stock	2.71	3.32
Common Stock	0.67	0.95
Warrants	0.22	0.03
Total investments	$465.40	$464.97

As of December 31, 2023, our portfolio consisted of 167 investments in 62 portfolio companies across 21 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2023, were Software, Financial Services, Diversified Consumer Services and Health Care Providers & Services, which represented 19.9%, 12.9%, 9.0% and 7.4%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value as of December 31, 2023 was 88.8% invested in portfolio companies organized in the United States, 6.2% in portfolio companies organized in Canada and 5.0% in portfolio companies organized in the United Kingdom.

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	December 31, 2023
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.2%	12.3%
First Lien/Last-Out Unitranche(2)(3)	12.6%	12.6%
Preferred Stock(4)	—	—
Common Stock(4)	—	—
Warrants(4)	—	—
Total Portfolio	12.1%	12.2%

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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	December 31, 2023
Number of portfolio companies	62
Percentage of performing debt bearing a floating rate (1)	100.0%
Percentage of performing debt bearing a fixed rate (1) (2)	—%
Weighted average leverage (net debt/EBITDA)(3)	5.4	x
Weighted average interest coverage(3)	1.7	x
Median EBITDA(3)	$82.02 million

(1)
Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)
Includes income producing preferred stock investments, if applicable.
(3)
For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve-month period. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

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

As of December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 35.1% of total debt investments at fair value.

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

We held a limited number of closings subsequent to the Initial Closing Date (each date on which a subsequent closing was held, a “Subsequent Closing Date”). The final date on which we accepted Subscription Agreements (the “Final Closing Date”) was March 24, 2023.

Stockholders are entitled to receive dividends or other distributions declared by the board of directors (the "Board of Directors" or the "Board") and are entitled to one vote for each share of common stock held on all matters submitted to a vote of our stockholders.

As of the date indicated, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$546.43	$287.41	47%

The following table summarizes the total shares issued and proceeds received related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2023
February 21, 2023	62,172	$1.15
June 20, 2023	54,300	1.00
August 21, 2023	2,212,911	40.61
October 18, 2023	2,186,854	40.79
Total capital drawdowns	4,516,237	$83.55

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

Following the end of the Investment Period, we will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or our anticipated expenses, liabilities, including the payment or repayment of Financings (as defined below) or other obligations, contingent or otherwise (including the Management Fee (as defined below)), whether incurred before or after the end of the Investment Period, (ii) to fulfill investment commitments made or approved by the BDC Investment Committee (as defined below) prior to the expiration of the Investment Period, (iii) to engage in hedging transactions, or (iv) to make additional investments in existing portfolio companies, which may include new financings of such portfolio companies (each, an “Additional Investment”) (including transactions to hedge interest rate or currency risks related to an Additional Investment).

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

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of the Board of Directors, a majority of which is made up of independent directors (including an independent Chairperson), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of GS Group Inc., a bank holding company (“BHC”) and a financial holding company (“FHC”), regulated by the board of governors of the federal reserve system (the "Federal Reserve"). GS Group Inc. is a leading global financial institution that delivers a broad range of financial services to a large and diversified client base that includes corporations, financial institutions, governments and individuals. GS Group Inc. is the general partner and owner of GSAM.

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is comprised of approximately 160 investment professionals across nine cities and four continents as of December 31, 2023. Within the Goldman Sachs Asset Management Private Credit Team, approximately 74 private credit investment professionals across five offices in the Americas led by Alex Chi and David Miller, our Co-Chief Executive Officers and Co-Presidents, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 18 years coupled with an average tenure at Goldman Sachs of over 12 years as of December 31, 2023.

Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team that focuses on regulated fund investments (the “BDC Investment Committee”). The BDC Investment Committee currently consists of the following members: Justin Betzen, Alex Chi, David Miller, James Reynolds, Kevin Sterling and Greg Watts, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups. The BDC Investment Committee is responsible for approving all of our investments. The BDC Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the BDC Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the BDC Investment Committee are subject to change from time to time without prior notice.

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

As of December 31, 2023, our portfolio (which term does not include our investments in money market funds, if any) on a fair value basis, was comprised of approximately 99.1% secured debt investments (91.9% in first lien debt (including 7.2% in first lien/last-out unitranche loans)), 0.7% in preferred stock, 0.2% in common stock and 0.0% in warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to stockholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common stock and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which we expect to rely to co-invest alongside certain other Accounts, which may include proprietary accounts of Goldman Sachs, in a manner consistent with our investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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
•
Experienced management and established financial sponsor relationships. We generally require that our portfolio companies have an experienced management team and have proper incentives in place for management to succeed and to act in concert with our interests as investors. In addition, we focus our investments in companies backed by strong financial sponsors that have a history of creating value and with whom members of our Investment Adviser have an established relationship.
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

The Investment Adviser may integrate environmental, social and governance ("ESG") risk considerations within its process for originating loans to U.S. middle market companies, investing directly in middle market credit obligations and related instruments. As part of its due diligence process, the Investment Adviser may consider, alongside other relevant factors, ESG risks, events or conditions that have or could have a material negative impact on the operating and performance metrics of these borrowers in the portfolio. Depending on the circumstances, examples of ESG risks can include physical environmental risks, climate change transition risks, supply chain disruptions, improper labor practices, lack of board diversity and corruption. The Investment Adviser may utilize proprietary research to assess ESG risks that are relevant to our investment.

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

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. The staff of the SEC has issued no-action Relief permitting us to purchase a single class of privately placed securities alongside Goldman Sachs and other Accounts, provided that the Investment Adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we and such other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser, and certain other affiliated applicants. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must reach certain conclusions in connection with a co-investment transaction, including that: (i) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objectives and strategies.

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

Market Opportunity

The Goldman Sachs Asset Management Private Credit Team believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•
The middle-market represents a large target market opportunity. According to the National Center for the Middle Market, the U.S. middle market is composed of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product, employing approximately 48 million people.1 The Goldman Sachs Asset Management Private Credit Team believes that there is an attractive investment environment for BDCs to provide loans to U.S. middle market companies.

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

_________________________________________________________________________________________________________________

1 As of year-end December 2023 according to the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org. These websites are not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on these websites to be part of this annual report on Form 10-K or any other report we file with the SEC.

Competitive Advantages

GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high-net-worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Goldman Sachs, with approximately $2.5 trillion in firmwide assets under supervision as of December 31, 2023, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within GSAM, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, Goldman Sachs Asset Management Private Credit and its predecessors have invested over $180 billion, leveraging Goldman Sachs Asset Management Private Credit’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. Goldman Sachs Asset Management Private Credit invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

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
•
Direct origination with borrowers: Goldman Sachs Asset Management Private Credit believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. Goldman Sachs Asset Management Private Credit’s direct origination platform has been developed over its more-than-28-year history of private credit investing and includes approximately 160 investment professionals across nine cities and four continents as of December 2023. Goldman Sachs Asset Management Private Credit’s investment team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which it invests with a collaborative, solutions-oriented approach.
•
Prudent investment selection with intensive due diligence and credit analysis: We believe that Goldman Sachs Asset Management Private Credit’s substantial flow of potential investment opportunities, in combination with diligence practices developed over its more-than-28-year history of private credit investing, will enable us to invest in and selectively develop a diversified portfolio of high-quality companies. Goldman Sachs Asset Management Private Credit’s seasoned team and underwriting approach reflects deep sector expertise and seeks to identify attractive trends and pursue investments accordingly, through its approach to fundamental credit analysis driven by intensive investment research.
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
•
Structuring expertise with a focus on risk mitigation: Goldman Sachs Asset Management Private Credit has significant structuring capabilities with a seasoned team of investment professionals, including the Private Credit Investment Committee (as defined below), who have over 23 years of experience on average. We seek to mitigate risk by investing primarily in senior secured debt, which is secured by a collateral package that often results in a higher rate of recovery in the event of default as compared to unsecured and subordinated investments. Senior secured debt has favorable characteristics that typically include a senior ranking in the capital structure of the borrower with priority of repayment, security of collateral and protective contractual rights that may include affirmative and negative covenants that restrict the borrower’s ability to incur additional indebtedness, make restricted payments or execute other transactions or implement changes that may be negative to lenders. In addition, Goldman Sachs Asset Management Private Credit has experience investing across the capital structure, which will enable us to consider different investment structures and expand our opportunity funnel.
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

We have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2021. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends if we meet certain source of income, distribution, and asset diversification requirements. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. In addition, the distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Staffing

We do not currently have any employees. Our day-to-day operations are managed by our Investment Adviser pursuant to an investment management agreement. Our Investment Adviser has hired and expects to continue to hire professionals with skills applicable to our business plan, including experience in middle-market investing, leveraged finance and capital markets.

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

The Investment Management Agreement will remain in full force and effect for two years initially and will continue for periods of one year thereafter but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, or by vote of a majority of our outstanding voting securities, on the one hand, or by the Investment Adviser, on the other hand. The Investment Management Agreement also will automatically terminate in the event of its assignment (as defined in the Investment Company Act). See “Item 1A. Risk Factors—Competition—We depend upon management personnel of our Investment Adviser for our future success.”

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

Subject to compliance with applicable law and published SEC guidance, nothing contained in the Investment Management Agreement in any way precludes, restricts or limits the activities of our Investment Adviser or any of its respective subsidiaries or affiliated parties. The Investment Adviser will keep the Board of Directors well informed as to the identity and title of each member of the BDC Investment Committee and provide the Board of Directors such other information with respect to such persons and the functioning of the BDC Investment Committee as the Board of Directors may, from time to time, request.

Management Fee

Pursuant to the Investment Management Agreement, we pay to the Investment Adviser a management fee (the “Management Fee”) as follows:

The Management Fee is payable quarterly in arrears. Prior to the occurrence (if any) of a listing, the Management Fee will be equal to 0.1875% (i.e., an annual rate of 0.75%) of our average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the then-current calendar quarter and the prior calendar quarter. For the avoidance of doubt, the Management Fee for our first quarter (i.e., the period beginning on the Initial Drawdown Date and ending on the last day of the quarter in which the Initial Drawdown Date occurred) will be equal to 0.1875% (i.e., an annual rate of 0.75%) of our average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) at the end of such quarter and zero. The Management Fee for any partial quarter will be appropriately prorated. The Investment Adviser waives a portion of its management fee payable by us in an amount equal to the management fees it earns as an investment adviser for any affiliated money market funds in which we invest.

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

For the year ended December 31, 2023, Management Fees (as defined below) amounted to $2.42 million. As of December 31, 2023, $0.77 million remained payable. For the year ended December 31, 2022, Management Fees amounted to $0.82 million and the Investment Adviser waived $0.19 million.

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

The amount of the Incentive Fee based on income that will be paid to our Investment Adviser for a particular quarter will equal the excess of the Incentive Fee so calculated minus the aggregate Incentive Fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters but will not exceed the Incentive Fee Cap (as defined below).

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

We will accrue, but not pay, a portion of the Incentive Fee based on capital gains with respect to net unrealized appreciation. Under generally accepted accounting principles in the United States of America ("GAAP"), we are required to accrue an Incentive Fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the Incentive Fee based on capital gains, we consider the cumulative aggregate unrealized capital appreciation in the calculation, since an Incentive Fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative net realized capital gains and losses and aggregate cumulative net unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 15% (which will be increased to 20% in the event of a listing) of such amount, minus the aggregate amount of actual Incentive Fees based on capital gains paid in all prior periods (or, following the occurrence (if any) of a listing, in all prior periods beginning with the date on which such event occurs). If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the years ended December 31, 2023 and 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, Incentive Fees based on income amounted to $3.15 million, $0 and $0. For the years ended December 31, 2023 and 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, the Company accrued Incentive Fees based on capital gains under GAAP of $0, $(0.03) million and $0.03 million, which was not realized.

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

Board Approval of the Investment Management Agreement

Our Board of Directors last approved the continuation of the Investment Management Agreement at an in-person meeting on August 2, 2023. In its consideration of the approval of the Investment Management Agreement, the Board of Directors focused on information it had received relating to, among other things:

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

For the year ended December 31, 2023, we paid our Investment Adviser a total of $2.0 million in fees, which consisted of $2.0 million in Management Fees and $0 in Incentive Fees. For the year ended December 31, 2022, we paid our Investment Adviser a total of $0.24 million in fees, which consisted of $0.24 million in Management Fees and $0 in Incentive Fees.

Duration and Termination

The Investment Management Agreement will remain in full force and effect for an initial two year period from November 1, 2021, the effective date of the Investment Management Agreement, and will continue for periods of one year thereafter but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, or by vote of a majority of our outstanding voting securities, on the one hand, or by the Investment Adviser, on the other hand. The Investment Management Agreement also will automatically terminate in the event of its assignment (as defined in the Investment Company Act). See “Item 1A. Risk Factors—Competition—We depend upon management personnel of our Investment Adviser for our future success.”

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

License Agreement

We are party to a license agreement with an affiliate of Goldman Sachs pursuant to which we have been granted a non-exclusive, royalty-free license to use the “Goldman Sachs” name. Under this agreement, we do not have a right to use the Goldman Sachs name if GSAM or another affiliate of Goldman Sachs is not our investment adviser or if our continued use of such license results in a violation of applicable law, results in a regulatory burden or has adverse regulatory consequences. Other than with respect to this limited license, we have no legal right to the “Goldman Sachs” name.

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

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of equity securities senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 150% immediately after each such issuance. On November 1, 2021, the Initial Member approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective the following day. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to stockholders or the repurchase of the shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of its total assets for temporary purposes without regard to asset coverage. A loan is presumed to be made for temporary or emergency purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us” and “—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

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

Our Investment Adviser has retained a third-party proxy voting service (the “Proxy Service”), currently Institutional Shareholder Services, to assist in the implementation and administration of certain proxy voting-related functions including operational, recordkeeping, and reporting services. The Proxy Service also prepares a written analysis and recommendation (a “Recommendation”) of each proxy vote that reflects the Proxy Service’s application of the Guidelines to particular proxy issues. While it is our Investment Adviser’s policy generally to follow the Guidelines and Recommendations from the Proxy Service, our Investment Adviser’s portfolio management teams (the “Portfolio Management Teams”) may, on certain proxy votes, seek approval to diverge from the Guidelines or a Recommendation by following an “override” process. Such decisions are subject to a review and approval process, including a determination that the decision is not influenced by any conflict of interest. A Portfolio Management Team that receives approval through the override process to cast a proxy vote that diverges from the Guidelines and/or a Recommendation may vote differently than other Portfolio Management Teams that did not seek to override the vote. In forming their views on particular matters, the Portfolio Management Teams are also permitted to consider applicable regional rules and practices, including codes of conduct and other guides, regarding proxy voting, in addition to the Guidelines and Recommendations. Our Investment Adviser may hire other service providers to replace or supplement the Proxy Service with respect to any of the services our Investment Adviser currently receives from the Proxy Service.

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

Our Investment Adviser has adopted policies and procedures designed to prevent conflicts of interest from influencing the proxy voting decisions that our Investment Adviser makes on behalf of a client account and to help assure that such decisions are made in accordance with our Investment Adviser’s fiduciary obligations to its clients. These policies and procedures include our Investment Adviser’s use of the Guidelines and Recommendations from the Proxy Service, the override approval process previously discussed, and the establishment of information barriers between our Investment Adviser and other Goldman Sachs’ businesses. Notwithstanding such proxy voting policies and procedures, actual proxy voting decision of our Investment Adviser may have the effect of benefitting the interest of other clients or businesses of other divisions or units of Goldman Sachs and/or its affiliates, provided that our Investment Adviser believes such voting decisions to be in accordance with its fiduciary obligations.

Voting decisions with respect to fixed income securities and the securities of privately held issuers generally will be made by our Investment Adviser based on its assessment of the particular transactions or other matters at issue.

Information regarding how we vote proxies relating to portfolio securities is available upon request by writing to Goldman Sachs Middle Market Lending Corp. II, Attention: Austin Neri, Investor Relations, 200 West Street, New York, New York 10282.

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

Any party not affiliated with us that receives nonpublic personal information relating to investors from us is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A. Risk Factors—Operational—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.”

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

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of GS Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve. Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, GS Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Legal and Regulatory—Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.”

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

Summary Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities:

•
The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.
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
•
Goldman Sachs’ financial and other interests may incentivize our Investment Adviser to favor other Accounts.
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
•
Investors could receive fewer shares of our common stock than anticipated.
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

Market Developments and General Business Environment

The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, over the past few years, the U.S. capital markets experienced disruption as evidenced by volatility in global stock markets as a result of, among other things, the COVID-19 pandemic, social and political tensions in the United States and around the world, the fluctuating price of commodities, such as oil, and Russia’s military invasion of Ukraine. Despite remedial actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These and any other unfavorable economic conditions could increase our funding costs and/or limit our access to the capital markets.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of market disruptions and measures taken in response thereto. Any public health emergency, including an outbreak of existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Disruptions in economic activity, such as those caused by the COVID-19 pandemic, Russia’s military invasion of Ukraine, the escalated conflict in the Middle East and terrorism or threats of terrorism, have limited and could continue to limit our investment originations, limit our ability to grow, increase our funding costs and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the disruption in economic activity caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. In addition, market conditions, including inflation, have adversely impacted, and could in the future have further negative impacts on the operations of certain of our portfolio companies. If the financial results of middle-market companies, like those in which we invest, experience deterioration, it could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Further deterioration in market conditions may further depress the outlook for those companies. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic and Russia’s military invasion of Ukraine, create and exacerbate risks.

Social, political, economic and other conditions and events in the United States, the United Kingdom, the European Union, the Middle East and China (such as natural disasters, epidemics and pandemics, terrorism, military conflicts and social unrest) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

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

While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved since 2021, certain of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic and subsequent geopolitical events have persisted, including (i) relatively weak consumer confidence; (ii) ongoing heightened credit risk with regard to certain industries, including, at times, oil and gas, gaming and lodging and airlines and (iii) higher cyber security, information security and operational risks.

Depending on any lasting effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) the decline in value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act, (v) our ability to maintain our distributions at their current level or to pay them at all, or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. The U.S. economy, as well as most other major economies, may experience economic recession, and we anticipate our businesses could be materially and adversely affected by a prolonged recession in the United States and other major global markets. See “—The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.”

Disruptions in the capital markets, including disruptions resulting from inflation, the uncertain interest rate environment, Russia’s military invasion of Ukraine and the escalated conflict in the Middle East, have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

In addition, fiscal and monetary actions taken by the United States and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the governments of the United States, the United Kingdom and the European Union, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a prohibition on new investment in Russia; a prohibition on the provision of certain services to Russia; new export controls and import bans; the implementation of a price cap policy for Russian-origin oil and petroleum products; the removal of selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Private companies have also implemented restrictions that severely limit, and in some cases, reverse or cancel, business transactions in or involving certain individuals and/or businesses connected to or associated with Russia and/or Belarus. Further, some private companies have moved to divest of Russia-based subsidiaries and assets. The duration of hostilities and the vast array of sanctions and related events (including retaliatory measures imposed by Russia, cyber incidents and espionage) cannot be predicted. Those events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Although we have elected to be treated as a RIC, and we intend to qualify for tax treatment as a RIC annually, we cannot assure stockholders that we will be able to do so. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source-of-income and quarterly-asset diversification requirements described below.

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

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”).

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.

While we will not be required to comply with certain requirements of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or cease to be classified as an emerging growth company, under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 starting with our first full fiscal year after we become subject to the reporting requirements of the Exchange Act. Thereafter, we will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Accordingly, our internal control over financial reporting does not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We will establish formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer classified as an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public reporting company under the Exchange Act, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting its internal control may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC.

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

Legislative and regulatory proposals directed at the financial services industry that are proposed, pending or might be proposed in the future in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any such regulation will be implemented or what form it would take, increased regulation of non-bank credit extension would negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

The United States Congress has considered a proposal that would have, if enacted, had a significant adverse impact on individual retirement account (“IRA”) investors, including potentially terminating the IRA status of an IRA that acquires or holds an investment in certain private investment funds (including the Company), subjecting all of the investments in the IRA to significant taxes and subjecting the IRA’s owner to significant penalties. Other proposed legislation would have, if enacted, limited contributions by or on behalf of a high-income taxpayer to an IRA if the aggregate account balance in all applicable retirement plans (as defined in the proposal) maintained by or on behalf of the taxpayer exceeded a threshold dollar amount. These proposals were not ultimately included in legislation passed by the United States House of Representatives. Nonetheless, it is possible that either or both of these proposals (or other proposals that would adversely impact IRA investors) could be enacted as part of future tax reform legislative efforts.

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

In certain circumstances, we and other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

GS Group Inc. is a BHC under the BHCA and therefore subject to supervision and regulation by the Federal Reserve. In addition, GS Group Inc. is a FHC under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, these restrictions could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, GS Group Inc. and their respective affiliates, on the one hand, and us, on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and to us may restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, GS Group Inc. may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments.

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

CFTC rules may have a negative impact on us and our Investment Adviser.

The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act of 1936, as amended, and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

The European Union's Alternative Investment Fund Managers ("AIFM") Directive may have a negative impact on our Investment Adviser and its affiliates.

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

Rule 18f-4 under the Investment Company Act includes limitations on the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions). Under the rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

We do not seek to compete primarily based on the interest rates we offer, and the Investment Adviser believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we believe our competitive strengths include: (i) the positioning of Goldman Sachs Asset Management Private Credit within Goldman Sachs, given its associated relationship, sourcing and expertise advantages; (ii) Goldman Sachs Asset Management Private Credit’s experience and breadth as an investor; (iii) Goldman Sachs Asset Management Private Credit’s experienced team and history of investment performance; (iv) Goldman Sachs Asset Management Private Credit’s depth, breadth and duration of relationships with financial sponsors, companies, borrowers and other industry participants; and (v) the alignment of interest between the Company and the Goldman Sachs private credit platform through side-by-side investments alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For a further discussion of our competitive strengths, see “Item 1. Business—Competitive Advantages.”

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

In addition, cybersecurity has become a top priority for lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators, individuals and the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the public disclosure of certain cybersecurity breaches. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Investment Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Our Business and Structure

We are a new company and have a limited operating history.

We are a new company with limited operating history, and as a result, we have minimal financial information on which to evaluate an investment in us or our prior performance. Stockholders must rely on us to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance of purchasing shares of our common stock. Because stockholders are not able to thoroughly evaluate our investments in advance of purchasing our shares, an investment in us may entail more risk than other types of investments. This additional risk may hinder the ability of our investors to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives. Additionally, the results of any other Accounts that have or have had an investment program which is similar to, or different from, our investment program are not indicative of the results that we may achieve. We expect to have a different investment portfolio from other Accounts. Accordingly, our results may differ from and are independent of the results obtained by such other Accounts. Moreover, past performance is no assurance of future returns.

We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of an investor’s investment could decline substantially or your investment could become worthless. We anticipate, based on the amount of proceeds raised in the initial or subsequent closings, that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in middle-market companies. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay a Management Fee to our Investment Adviser throughout this interim period irrespective of our performance. If the Management Fee and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.

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

The financial markets recently experienced volatility in connection with concerns that some banks, especially small and regional banks and banks with exposure to commercial real estate, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government announced measures to assist certain banks and protect depositors, some banks had already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships. We continue to monitor the financial health of these relationships. Any further strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

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

Goldman Sachs’ financial and other interests may incentivize our Investment Adviser to favor other Accounts.

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

In addition to having claims on our assets that are superior to the claims of our common stockholders, any obligations to the lenders may be secured by a first-priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our stockholders. Furthermore, the revolving credit facility with Bank of America, N.A. (the “BoA Revolving Credit Facility”) imposes, and any credit agreement or other debt financing agreement into which we may enter may impose, financial and operating covenants that restrict our investment activities (including restrictions on industry concentrations) remedies on default and similar matters. In connection with any future borrowings, our lenders may also require us to pledge assets.

We may, to the extent permitted by applicable law, including the Investment Company Act, become co-liable (as a joint borrower, guarantor or otherwise) for borrowings or other types of leverage of our subsidiaries or other entities in which we have an interest, including joint ventures.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Common Stockholders (1)	(25.06)%	(15.66)%	(6.25)%	3.15%	12.56%
(1)
Based on (i) $481.09 million in total assets as of December 31, 2023, (ii) $214.46 million in outstanding indebtedness as of December 31, 2023, (iii) $255.77 million in net assets as of December 31, 2023, and (iv) annualized average interest rate on our indebtedness, as of December 31, 2023, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 7.46%.

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

GS Group Inc. is a publicly held FHC and a leading global financial institution that provides investment banking, securities and investment management services to a diversified client base, including companies and high-net-worth individuals, among others. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of their customers and have other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee may have certain conflicts of interest” and “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

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

Our Investment Adviser will not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Management Agreement relates, except a loss resulting from willful misfeasance, bad faith or gross negligence on our Investment Adviser’s part in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Management Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us shall be deemed, when acting within the scope of his or her employment by us, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “—Our Investment Adviser will be paid the Management Fee even if the value of an investment in the Company declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

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

Our business faces increasing public scrutiny related to ESG activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation may be negatively impacted if we fail to act responsibly (or are perceived to have failed to act responsibly) in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with investors, which could adversely affect our business and results of operations.

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Investment Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, some groups and state attorneys general have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate diversity, equity and inclusion practices increasing. If the Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation, and constrain our investment and fundraising opportunities.

Additionally, new state-level, federal and international regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. There is also a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies may be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions in the future. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

We invest primarily through direct originations of secured debt, including first lien, unitranche and last-out portions of such loans; second-lien debt; unsecured debt, including mezzanine debt; and select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. and lower than “BBB-” by Fitch Ratings or Standard & Poor’s Ratings Services). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

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

Revolving Credit Facilities. From time to time, we may acquire or originate revolving credit facilities in connection with our investments in other assets, which may result in our holding unemployed funds, negatively impacting our returns.

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
•
such companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive positions;
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

Certain of our portfolio companies may be impacted by inflation. Although the U.S. inflation rate has decreased in the fourth quarter of 2023, it remains well above historical levels over the past several decades. Inflationary pressures in the past few years increased the costs of labor, energy and raw materials and adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or may be, affected by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in unrealized losses and therefore reduce our net assets resulting from operations.

While the United States and other developed economies have experienced higher-than-normal inflation rates in the past few years, it remains uncertain whether elevated inflation will continue or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities that are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation, such as recent increases to short-term interest rates by central banks, including the Federal Reserve, often have negative effects on the level of economic activity and may increase the risk that the economy enters a recession. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. We can offer no assurance that continued inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.

We are exposed to risks associated with changes in interest rates.

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), SONIA (as defined below), the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Historically, the London Inter-Bank Offered Rate (“LIBOR”) was the basic rate of interest used in lending transactions between banks on the London interbank market and was widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining the LIBOR by the end of 2021, and as of June 30, 2023, ceased to publish all remaining USD LIBOR settings. Recently the ICE Benchmark Administration further announced that it will publish “synthetic” USD LIBOR rates until September 2024. It is not yet known how synthetic LIBOR will be incorporated into credit facilities, if at all.

In April 2018, the Federal Reserve Bank of New York began publishing its alternative rate, the Secured Overnight Financing Rate (“SOFR”). The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR in how each rate is calculated, and potentially in the actual rate as well. Since January 1, 2022, our new investments are generally indexed to SOFR. As of December 31, 2023, we have transitioned our investments and our Revolving Credit Facilities (as defined below) to SOFR or to alternative risk-free reference rates. We expect that going forward, our new USD-denominated investments will be indexed to SOFR, absent a significant market shift away from such rate as an accepted benchmark.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income (as more fully described below). Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

In addition, in 2022 and 2023, the Federal Reserve raised short-term interest rates but has recently indicated that it may cease further increases to interest rates or may decrease interest rates. However, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities or loans will be unable to pay escalating interest amounts, which could result in a default under their notes or loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

If general interest rates were to decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Investment Adviser to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing investments.

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

In addition, the Investment Adviser may value an identical asset differently than Goldman Sachs, another division or unit within Goldman Sachs, or another Account values the asset, including because Goldman Sachs, or such other division, or unit, or Account has information or uses valuation techniques and models that it does not share with, or that are different from those of the Investment Adviser or from us. These valuation differences for the same asset can result in significant differences in the treatment of such asset by the Investment Adviser, Goldman Sachs, and other divisions or units of Goldman Sachs, and/or among Accounts (for example, with respect to an asset that is a loan, there can be differences when it is determined that such loan is deemed to be on nonaccrual status and/or in default). See “—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

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

Rule 2a-5 under the Investment Company Act establishes a regulatory framework for determining fair value in good faith for purposes of the Investment Company Act and permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. In accordance with this rule and as discussed above, our Board of Directors has designated our Investment Adviser as the valuation designee primarily responsible for the valuation of our assets, subject to the oversight of the Board of Directors, and we are in compliance with Rule 2a-5.

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

For example, as of December 31, 2023, Software represented 19.9% of our portfolio at fair value. Our investments in Software are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. As of December 31, 2023, our investments in Financial Services represented 12.9% of our portfolio at fair value. Our investments in Financial Services are subject to a variety of risks, including, but not limited to, market uncertainty, additional or changing government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements, each of which may impact the conduct of such portfolio companies. Compliance with changing regulatory requirements will likely impose staffing, legal, compliance and other costs, and administrative burdens upon our funds’ investments in financial services. As of December 31, 2023, Health Care Providers & Services, together with Health Care Technology, represented 13.9% of our portfolio at fair value. Our investments in Health Care Technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

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

We acquire or originate revolving credit facilities from time to time in connection with our investments in other assets, including term loans. A revolving credit facility is a line of credit in which the borrower pays the lender a commitment fee during a commitment period and is then allowed to draw from the line of credit from time to time until the end of such commitment period. The borrower of a revolving credit facility is typically permitted to draw thereunder for any reason, including to fund its operational requirements, to make acquisitions or to reserve cash, so long as certain customary conditions are met. Outstanding drawdowns under such revolving credit facilities can therefore fluctuate on a day-to-day basis, which may generate operational and other costs for us. If the borrower of a revolving credit facility draws down on the facility, we would be obligated to fund the amounts due.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is generally not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could impair the effectiveness of that strategy. See also “—Our Investments—We are exposed to risks associated with changes in interest rates.”

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

Investors could receive fewer shares of our common stock than anticipated.

The purchase price per share of our common stock on each Drawdown Date is expected to be determined to ensure that such price is equal to our then-current NAV per share. As a result, in the event of an increase in our NAV per share, the purchase price for shares purchased on any Drawdown Date may be higher than the purchase price on a previous Drawdown Date, and therefore an investor may receive a smaller number of shares than in a prior drawdown.

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

Ownership information for any person or group that beneficially owns more than 5% of our common stock will have to be disclosed in a Schedule 13D or Schedule 13G, as required by Regulation 13D-G under the Exchange Act, or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having or sharing voting or investment power over the securities. Although we will provide in our quarterly statements the amount of outstanding stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, beneficial owners of more than 10% of our common stock will be subject to Section 16 of the Exchange Act, including the reporting obligations of Section 16(a).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cyber Risk Management and Strategy

As a part of the overall risk management system for the Company, processes are in place to assess, identify and manage material risks from cybersecurity threats. The Investment Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity policy that applies to the Company and its operations. With respect to cybersecurity, the Company and the Investment Adviser rely on the systems of Goldman Sachs, its third-party service providers and the Company’s service providers.

Goldman Sachs’ cybersecurity risk management processes are integrated into its overall risk management processes. Goldman Sachs has established an Information Security and Cybersecurity Program (the “Cybersecurity Program”), administered by Technology Risk within its Engineering organization, and overseen by its chief information security officer. This program is designed to identify, assess, document and mitigate threats, establish and evaluate compliance with information security mandates, adopt and apply our security control framework, and prevent, detect and respond to security incidents. The Cybersecurity Program is periodically reviewed and modified to respond to changing threats and conditions. A dedicated Operational Risk team, which reports to the chief risk officer of Goldman Sachs, provides oversight and challenge of the Cybersecurity Program, independent of Technology Risk, and assesses the operating effectiveness of the program against industry standard frameworks and risk appetite-approved operational risk limits and thresholds.

Goldman Sachs’ process for managing cybersecurity risk includes the critical components of its risk management framework, as well as the following:

•
Training and education, to enable Goldman Sachs employees to recognize information and cybersecurity concerns and respond accordingly;
•
Identity and access management, including entitlement management and production access;
•
Application and software security, including software change management, open source software, and backup and restoration;
•
Infrastructure security, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems;
•
Mobile security, including mobile applications;
•
Data security, including cryptography and encryption, database security, data erasure and media disposal;
•
Cloud computing, including governance and security of cloud applications, and software-as-a-service data;
•
Onboarding;
•
Technology operations, including change management, incident management, capacity and resilience; and
•
Third-party risk management, including vendor management and governance, and cybersecurity and business resiliency on vendor assessments.

In conjunction with third-party vendors and consultants, Goldman Sachs performs risk assessments to gauge the performance of the Cybersecurity Program, to estimate its risk profile and to assess compliance with relevant regulatory requirements. Goldman Sachs performs periodic assessments of control efficacy through its internal risk and control self-assessment process, as well as a variety of external technical assessments, including external penetration tests and “red team” engagements where third parties test its defenses. The results of these risk assessments, together with control performance findings, are used to establish priorities, allocate resources, and identify and improve controls. Goldman Sachs uses third parties, such as outside forensics firms, to augment its cyber incident response capabilities. Goldman Sachs and its third-party service providers have a vendor management program that documents a risk-based framework for managing third-party vendor relationships (including those of the Company). Information security risk management is built into our vendor management process, which covers vendor selection, onboarding, performance monitoring and risk management.

Cyber Risk Governance

The Board provides strategic oversight on cybersecurity matters generally, including oversight of material risks associated with cybersecurity threats. The Board receives periodic reports and updates from Goldman Sachs which generally include the overall state of the Cybersecurity Program, the current cybersecurity threat landscape, material risks from cybersecurity threats, cybersecurity incidents, risk management policies and/or risk assessment initiatives.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are evaluated. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurance that we have not had occurrences of undetected cybersecurity incidents. During the reporting period, the Company did not identify any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

As of March 5, 2024, there were approximately 2,219 holders of record of our common stock.

Sales of Unregistered Securities

The following table summarizes the total shares issued and proceeds received related to capital drawdowns:

Share Issue Date	Shares Issued		Proceeds Received ($ in millions)
For the Year Ended December 31, 2023
February 21, 2023	62,172		$1.15
June 20, 2023	54,300		1.00
August 21, 2023	2,212,911		40.61
October 18, 2023	2,186,854		40.79
Total capital drawdowns	4,516,237		$83.55
For the Year Ended December 31, 2022
March 16, 2022	1,823,817		$34.05
July 27, 2022	856,930		15.81
September 19, 2022	2,069,029		38.20
October 19, 2022	3,024,805		55.54
November 16, 2022	193,341	**	3.58
Total capital drawdowns	7,967,922		$147.18

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

Distributions

Subject to the requirements of Section 852(a) of the Code, and the terms of any indebtedness or preferred stock, we intend to (i) distribute to our stockholders, pro rata based on the number of shares held by each stockholder, before the end of each taxable year, or in certain cases, during the following taxable year, net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments), except to the extent such proceeds from repayment or disposition are retained for reinvestment prior to the termination of the Investment Period in accordance with “—Recycling” below, (ii) distribute quarterly investment income (i.e. proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an investment) commencing with the quarter ended June 30, 2022, and (iii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order to maintain our status as a RIC.

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

The following tables summarize the distributions declared on our common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2023
February 28, 2023	April 5, 2023	April 27, 2023	$0.50
May 3, 2023	July 6, 2023	July 28, 2023	$0.50
August 2, 2023	October 3, 2023	October 28, 2023	$0.39
November 1, 2023	December 29, 2023	January 29, 2024	$0.35
For the Year Ended December 31, 2022
May 2, 2022	July 5, 2022	July 28, 2022	$0.02
August 3, 2022	October 3, 2022	October 28, 2022	$0.12
November 2, 2022	December 30, 2022	January 27, 2023	$0.38

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through December 31, 2023, we have originated approximately $643.07 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Replacement of Interbank Offered Rates (IBORs) Including the London Interbank Offered Rate (“LIBOR”):

On July 1, 2023, the publication of all LIBOR settings as representative rates has ceased. The Financial Conduct Authority has allowed the publication and use of synthetic rates for certain U.S. dollar (“USD”) LIBOR settings in legal USD LIBOR-based contracts through September 2024. Since January 1, 2022, our new investments have generally been indexed to SOFR. As of December 31, 2023, we have facilitated an orderly transition of our investments and our Revolving Credit Facilities (as defined below) to SOFR or to alternative risk-free reference rates. Any remaining USD LIBOR-based investments have transitioned subsequent to December 31, 2023 or have fallback provisions that will be utilized.

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other expenses of our operations and transactions in accordance with the investment management agreement (the “Investment Management Agreement”) and administration agreement (the “Administration Agreement”), including:

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$428.17	$427.08	$240.89	$239.70
First Lien/Last-Out Unitranche	33.63	33.59	6.35	6.29
Preferred Stock	2.71	3.32	2.71	2.83
Common Stock	0.67	0.95	0.67	0.77
Warrants	0.22	0.03	0.22	0.07
Total investments	$465.40	$464.97	$250.84	$249.66

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.2%	12.3%	11.2%	11.3%
First Lien/Last-Out Unitranche(2)(3)	12.6%	12.6%	13.2%	13.2%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	12.1%	12.2%	11.1%	11.2%

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

As of December 31, 2023, the total portfolio weighted average yield measured at amortized cost and fair value was 12.1% and 12.2%, as compared to 11.1% and 11.2%, as of December 31, 2022. The increase in the weighted average yields at amortized cost and fair value of the total portfolio and First Lien/Senior Secured Debt were primarily driven by rising interest rates.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2023		December 31, 2022
Number of portfolio companies	62		34
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.4	x	5.7	x
Weighted average interest coverage(3)	1.7	x	1.7	x
Median EBITDA(3)	$82.02 million		$51.54 million

(1)
Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)
Includes income producing preferred stock investments, if applicable.

(3)
For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve-month period. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

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

As of December 31, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 35.1% and 41.4% of total debt investments at fair value.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	December 31, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	457.37	98.4	249.66	100.0
Grade 3	—	—	—	—
Grade 4	7.60	1.6	—	—
Total Investments	$464.97	100.0%	$249.66	100.0%
The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$455.90	98.0%	$250.84	100.0%
Non-accrual	9.50	2.0	—	—
Total Investments	$465.40	100.0%	$250.84	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$258.93	$287.60
First Lien/Last-Out Unitranche	41.41	11.73
Common Stock	—	0.40
Total	$300.34	$299.73
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$41.87	$9.12
Total	$41.87	$9.12
Net increase in portfolio	$258.47	$290.61
Number of new portfolio companies with new investment commitments	30	24
Total new investment commitment amount in new portfolio companies	$268.28	$282.30
Average new investment commitment amount in new portfolio companies	$8.94	$11.76
Number of existing portfolio companies with new investment commitments	7	4
Total new investment commitment amount in existing portfolio companies	$32.06	$17.43
Weighted average remaining term for new investment commitments (in years)(2)	5.4	5.6
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	12.3%	9.8%
Weighted average yield on new investment commitments(5)	12.3%	9.7%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.7%	9.9%
Weighted average yield on investments sold or repaid(7)	11.7%	9.9%

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

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2022 and 2021 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2022.

Our operating results were as follows:

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022
	($ in millions)
Total investment income	$40.86	$10.40
Net expenses	(20.83)	(6.79)
Net investment income (loss)	20.03	3.61
Net realized gain (loss) on investments	1.35	—
Net unrealized appreciation (depreciation) on investments	0.75	(1.40)
Net realized and unrealized gain (losses) on translations and transactions	(2.62)	(0.28)
Net realized and unrealized gains (losses)	(0.52)	(1.68)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	(0.01)
Net increase (decrease) in net assets from operations	$19.51	$1.92

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022
	($ in millions)
Interest income	$37.32	$9.53
Payment-in-kind income	2.82	0.56
Other income	0.56	0.26
Dividend income	0.16	0.05
Total investment income	40.86	10.40

Investment income for the years ended December 31, 2023 and December 31, 2022 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022
	($ in millions)
Interest and other debt expenses	$12.17	$2.41
Management fees	2.42	0.82
Incentive fees	3.15	(0.03)
Professional fees	1.11	0.96
Directors’ fees	0.68	0.50
Directors’ and officers’ liability insurance	0.07	0.57
Offering costs	—	0.86
Organization costs	—	0.01
Other general and administrative expenses	1.23	0.88
Total expenses	$20.83	$6.98
Management fee waiver	—	(0.19)
Net Expenses	$20.83	$6.79

In the table above:

•
Interest and other debt expenses increased from $2.41 million for the year ended December 31, 2022 to $12.17 million for the year ended December 31, 2023. This was primarily due to an increase in the average aggregate daily borrowings from $33.71 million for the year ended December 31, 2022 to $134.15 million for the year ended December 31, 2023 and an increase in the weighted average interest rate from 5.30% to 7.46%, respectively.
•
Management Fees increased from $0.82 million for the year ended December 31, 2022 to $2.42 million for the year ended December 31, 2023, primarily driven by an increase in the size of our portfolio. For the years ended December 31, 2023 and December 31, 2022, the Investment Adviser voluntarily waived $0 and $0.19 million of its Management Fees.
•
Incentive Fees increased from $(0.03) million for the year ended December 31, 2022 to $3.15 million for the year ended December 31, 2023, primarily driven by the performance of the investment portfolio for the twelve quarters ended December 31, 2023 as compared to the twelve quarters ended December 31, 2022. For additional information, see Note 3 "Significant Agreements and Related Party Transactions" in our consolidated financial statements included in this report.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Year Ended December 31,
	2023	2022
	($ in millions)
Unrealized appreciation	$4.16	$0.42
Unrealized depreciation	(3.41)	(1.82)
Net change in unrealized appreciation (depreciation) on investments	$0.75	$(1.40)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31,
2023
($ in millions)
Portfolio Company:
Other, net (1)	$1.72
Clearcourse Partnership Acquireco Finance Limited	0.87
Trader Corporation	0.44
Recochem, Inc	0.26
Computer Services, Inc.	0.27
Spotless Brands, LLC	0.13
BSI3 Menu Buyer, Inc (dba Kydia)	(0.21)
iCIMS, Inc.	(0.41)
iWave Information Systems, Inc.	(0.12)
MerchantWise Solutions, LLC (dba HungerRush)	(0.31)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(1.89)
Total	$0.75
(1)
For the year ended December 31, 2023, other, net includes gross unrealized appreciation of $2.20 million, and gross unrealized depreciation of $(0.48) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 219% and 316%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2023			December 31, 2022
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$546.43	$287.41	47%	$543.34	$367.88	32%

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued		Proceeds Received ($ in millions)
For the Year Ended December 31, 2023
February 21, 2023	62,172		$1.15
June 20, 2023	54,300		1.00
August 21, 2023	2,212,911		40.61
October 18, 2023	2,186,854		40.79
Total capital drawdowns	4,516,237		$83.55
For the Year Ended December 31, 2022
March 16, 2022	1,823,817		$34.05
July 27, 2022	856,930		15.81
September 19, 2022	2,069,029		38.20
October 19, 2022	3,024,805		55.54
November 16, 2022	193,341	**	3.58
Total capital drawdowns	7,967,922		$147.18

** Inclusive of 476 shares that were cancelled as a result of defaulting stockholders.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay State Street Bank and Trust Company (the “Administrator”) such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2023:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility	$—	$—	$—	$—	$—
Truist Revolving Credit Facility(1)	$214.46	$—	$—	$214.46	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $179.00 million, in GBP of £13.17 million, and in CAD of CAD 24.75 million.

BoA Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the BoA Revolving Credit Facility on July 26, 2022, November 14, 2022 and November 9, 2023.

Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the maximum principal amount of the BoA Revolving Credit Facility was $95 million as of December 31, 2023. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is May 24, 2024, subject to one option to extend the stated maturity date to November 22, 2024, upon the satisfaction of certain customary conditions.

Under the BoA Revolving Credit Facility, we have the ability to elect Daily Simple SOFR, Term SOFR, the applicable alternative currency rate, or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the BoA Revolving Credit Facility is (A) the prevailing Daily Simple SOFR, Term SOFR for the applicable interest period or the applicable alternative currency rate, in each case, plus any applicable credit spread adjustment (which is zero for Daily Simple SOFR and 1-month Term SOFR), plus 2.95% per annum, or (B) an alternate base rate (the greatest of (i) the Prime Rate plus 1.95% per annum, (ii) the Federal Funds Rate plus 0.50% plus 1.95% per annum, and (iii) Term SOFR with a one-month tenor plus 1.00%). We pay (x) a 0.35% annualized fee if the facility utilization is equal to or greater than 50% of the maximum commitment and (y) a 0.45% annualized fee if the facility utilization is less than 50% of the maximum commitment, in each case, on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility.

For further details, see Note 6 “Debt – BoA Revolving Credit Facility” to our consolidated financial statements included in this report.

Truist Revolving Credit Facility

We entered into the Truist Revolving Credit Facility on February 28, 2023 with Truist Bank, as administrative agent, lead arranger, letter of credit issuer and lender.

The Truist Revolving Credit Facility is a multicurrency facility, and as of December 31, 2023, total commitments under the Truist Revolving Credit Facility were $305 million. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750 million. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 28, 2028.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	December 31, 2023	December 31, 2022
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$95.83	$76.44
First Lien/Last-Out Unitranche	16.23	2.06
Total	$112.06	$78.50

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

Rule 18f-4 under the Investment Company Act includes limitations on the ability of a BDC (or a RIC) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions). Under the rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements and requirements related to board reporting. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy and Income Taxes.

RECENT DEVELOPMENTS

On February 27, 2024, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period January 1, 2024 through March 31, 2024, payable on or about April 29, 2024 to shareholders of record as of April 2, 2024.

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

As of December 31, 2023 and December 31, 2022, on a fair value basis, 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the BoA Revolving Credit Facility and the Truist Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2023 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$11.32	$(6.64)	$4.68
Up 200 basis points	7.55	(4.43)	3.12
Up 100 basis points	3.77	(2.21)	1.56
Up 75 basis points	2.83	(1.66)	1.17
Up 50 basis points	1.89	(1.11)	0.78
Up 25 basis points	0.94	(0.55)	0.39
Down 25 basis points	(0.94)	0.55	(0.39)
Down 50 basis points	(1.89)	1.11	(0.78)
Down 75 basis points	(2.83)	1.66	(1.17)
Down 100 basis points	(3.77)	2.21	(1.56)
Down 200 basis points	(7.55)	4.43	(3.12)
Down 300 basis points	(11.32)	6.64	(4.68)

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

Although the current outlook is uncertain, heightened inflation may persist in the near to medium-term, particularly in the United States, with the possibility that monetary policy may tighten in response. Persistent inflationary pressures may affect our portfolio companies’ profit margins.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Goldman Sachs Middle Market Lending Corp. II

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Goldman Sachs Middle Market Lending Corp. II and its subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2023 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2023 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the agent banks, portfolio company investees and transfer agent; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 5, 2024

We have served as the auditor of one or more investment companies in the Goldman Sachs business development companies group since 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $460,382 and $247,053)	$459,660	$245,817
Non-controlled affiliated investments (cost of $5,019 and $3,785)	5,310	3,843
Total investments, at fair value (cost of $465,401 and $250,838)	$464,970	$249,660
Investments in affiliated money market fund (cost of $905 and $—)	905	—
Cash	8,543	3,675
Interest and dividends receivable	3,774	2,332
Deferred financing costs	2,874	484
Other assets	20	—
Total assets	$481,086	$256,151
Liabilities
Debt	$214,459	$79,443
Interest and other debt expenses payable	1,273	399
Management fees payable	771	393
Incentive fees payable	3,152	—
Distribution payable	4,873	3,574
Accrued expenses and other liabilities	790	686
Total liabilities	$225,318	$84,495
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized and no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 13,921,733 and 9,405,496 shares issued and outstanding as of December 31, 2023 and December 31, 2022)	14	9
Paid-in capital in excess of par	257,092	173,555
Distributable earnings (loss)	(1,338)	(1,908)
Total net assets	$255,768	$171,656
Total liabilities and net assets	$481,086	$256,151
Net asset value per share	$18.37	$18.25

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2023	2022	2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$36,859	$9,361	$101
Payment-in-kind income	2,817	564	9
Other income	547	253	4
From non-controlled affiliated investments:
Interest income	461	167	—
Dividend income	162	47	—
Other income	13	7	—
Total investment income	$40,859	$10,399	$114
Expenses:
Interest and other debt expenses	$12,166	$2,412	$59
Management fees	2,423	824	12
Incentive fees	3,152	(31)	31
Professional fees	1,110	957	325
Directors’ fees	675	495	453
Directors’ and officers’ liability insurance	70	570	148
Offering costs	—	856	95
Organization costs	—	12	479
Other general and administrative expenses	1,230	884	92
Total expenses	$20,826	$6,979	$1,694
Management fee waiver	—	(193)	(12)
Net expenses	$20,826	$6,786	$1,682
Net investment income (loss)	$20,033	$3,613	$(1,568)
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$1,348	$—	$—
Foreign currency transactions	(1,798)	(39)	28
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	514	(1,461)	225
Non-controlled affiliated investments	233	58	—
Foreign currency translations	(824)	(243)	(43)
Net realized and unrealized gains (losses)	$(527)	$(1,685)	$210
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	(5)	—
Net increase (decrease) in net assets from operations	$19,506	$1,923	$(1,358)
Weighted average shares outstanding	10,743,693	4,489,749	667,932
Basic and diluted net investment income (loss) per share	$1.86	$0.80	$(2.35)
Basic and diluted earnings (loss) per share	$1.82	$0.43	$(2.03)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2023	2022	2021

Net assets at beginning of period	$171,656	$26,928	$—
Increase (decrease) in net assets from operations:
Net investment income (loss)	$20,033	$3,613	$(1,568)
Net realized gain (loss)	(450)	(39)	28
Net change in unrealized appreciation (depreciation)	(77)	(1,646)	182
(Provision) benefit for unrealized appreciation/depreciation on investments	—	(5)	—
Net increase (decrease) in net assets from operations	$19,506	$1,923	$(1,358)
Distributions to stockholders from:
Distributable earnings	$(18,944)	$(4,374)	$—
Total distributions to stockholders	$(18,944)	$(4,374)	$—
Capital transactions:
Issuance of common shares	$83,550	$147,179	$28,286
Net increase in net assets from capital transactions	$83,550	$147,179	$28,286
Total increase (decrease) in net assets	$84,112	$144,728	$26,928
Net assets at end of period	$255,768	$171,656	$26,928
Distributions per share	$1.74	$0.52	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2023	2022	2021

Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$19,506	$1,923	$(1,358)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(242,868)	(228,240)	(29,386)
Payment-in-kind interest capitalized	(2,786)	(459)	(8)
Investments in affiliated money market fund, net	(905)	23,067	(23,067)
Proceeds from sales of investments and principal repayments	34,186	7,602	17
Net realized (gain) loss on investments	(1,348)	—	—
Net change in unrealized (appreciation) depreciation on investments	(747)	1,403	(225)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(13)	(2)	(2)
Amortization of premium and accretion of discount, net	(1,747)	(356)	(8)
Amortization of deferred financing costs	1,129	398	22
Amortization of deferred offering costs	—	856	95
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(1,442)	(2,277)	(55)
(Increase) decrease in other assets	(20)	460	(460)
Increase (decrease) in interest and other debt expenses payable	893	343	37
Increase (decrease) in management fees payable	378	393	—
Increase (decrease) in incentive fees payable	3,152	(31)	31
Increase (decrease) in accrued expenses and other liabilities	170	107	505
Net cash provided by (used for) operating activities	$(192,462)	$(194,813)	$(53,862)
Cash flows from financing activities:
Proceeds from issuance of common stock	$83,550	$147,179	$28,286
Offering costs paid	(66)	(430)	(447)
Distributions paid	(17,645)	(800)	—
Financing costs paid	(3,538)	(440)	(445)
Borrowings on debt	370,768	164,413	40,030
Repayments of debt	(235,752)	(125,000)	—
Net cash provided by (used for) financing activities	$197,317	$184,922	$67,424
Net increase (decrease) in cash	$4,855	$(9,891)	$13,562
Effect of foreign exchange rate changes on cash and cash equivalents	13	2	2
Cash, beginning of period	3,675	13,564	—
Cash, end of period	$8,543	$3,675	$13,564
Supplemental and non-cash activities
Interest expense paid	$9,273	$1,500	$3,508
Accrued but unpaid distributions	$4,873	$3,574	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2023

(in thousands, except share and per share amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 180.11%
Canada - 11.23%
1st Lien/Senior Secured Debt - 11.23%
Trader Corporation	Automobiles	12.19%	C + 6.75%	12/21/29	CAD 16,921	$12,258	$12,642	(5) (6) (7)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD 1,279	(11)	(10)	(5) (6) (7) (8)
Recochem, Inc	Chemicals	11.14%	C + 5.75%	11/01/30	1,762	1,727	1,727	(5) (6)
Recochem, Inc	Chemicals	11.58%	C + 5.75%	11/01/30	CAD 7,971	5,636	5,895	(5) (6)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD 1,941	(14)	(15)	(5) (6) (8)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD 1,294	(18)	(20)	(5) (6) (8)
iWave Information Systems, Inc.	Software	12.25%	S + 6.75%	11/23/28	8,824	8,634	8,603	(5) (6) (7)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28	4,380	(22)	(109)	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt						28,190	28,713
Total Canada						$28,190	$28,713
United Kingdom - 9.20%
1st Lien/Senior Secured Debt - 9.20%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 8.50% PIK)	07/25/28	GBP 12,210	$14,463	$15,135	(5) (6) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 8.50% PIK)	07/25/28	GBP 10,491	6,092	6,393	(5) (6) (7) (8)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP 1,400	1,854	1,749	(5) (6) (7)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP 213	270	266	(5) (6) (7)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP 280	(5)	(7)	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt						22,674	23,536
Total United Kingdom						$22,674	$23,536
United States - 159.68%
1st Lien/Senior Secured Debt - 146.55%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.10%	S + 6.75%	01/09/30	$7,696	$7,492	$7,542	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 6.75%	01/09/28	1,981	(41)	(40)	(6) (7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.10%	S + 6.75%	01/09/30	5,880	5,767	5,762	(6) (7)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	1,743	(34)	(35)	(6) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	11.12%	S + 5.75%	11/15/30	10,461	10,254	10,251	(6)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	8,378	—	—	(6) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/27	1,081	—	—	(6) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	541	—	—	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.96%	S + 6.50%	08/01/29	4,799	4,685	4,703	(6) (7)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	722	(8)	(14)	(6) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.96%	S + 6.50%	08/01/29	481	133	135	(6) (7) (8)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.38%	S + 6.00%	10/31/29	4,419	4,322	4,320	(6)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies		S + 6.00%	10/31/29	690	(15)	(16)	(6) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	11.35%	S + 6.00%	10/04/30	8,955	8,739	8,731	(6)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	1,045	(25)	(26)	(6) (8)
DFS Holding Company, Inc.	Distributors	12.46%	S + 7.00%	01/31/29	4,133	4,022	4,071	(6) (7)
DFS Holding Company, Inc.	Distributors	12.46%	S + 7.00%	01/31/29	867	287	290	(6) (7) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.86%	S + 6.50%	11/01/28	6,697	6,526	6,630	(6) (7)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.96%	S + 6.50%	11/01/28	638	48	57	(6) (7) (8)
Groundworks, LLC	Diversified Consumer Services	11.90%	S + 6.50%	03/14/30	2,101	2,046	2,059	(6) (7)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/30	96	(5)	(2)	(6) (7) (8)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/29	109	(3)	(2)	(6) (7) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.47%	S + 6.00%	07/06/27	3,448	3,396	3,396	(6) (7) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.47%	S + 6.00%	07/06/27	2,400	1,231	1,224	(6) (7) (8) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	600	(8)	(9)	(6) (7) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Spotless Brands, LLC	Diversified Consumer Services	12.27%	S + 6.75%	07/25/28	$10,618	$10,347	$10,458	(6) (7)
Spotless Brands, LLC	Diversified Consumer Services	12.25%	S + 6.75%	07/25/28	1,646	1,603	1,621	(6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	13.33%	S + 7.88% (Incl. 0.38% PIK)	08/14/28	7,321	7,079	7,175	(6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.88% (Incl. 0.38% PIK)	08/14/28	1,257	(20)	(25)	(6) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.88% (Incl. 0.38% PIK)	08/14/28	209	(7)	(4)	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.25%	S + 5.75%	12/21/27	2,004	1,975	1,964	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.26%	S + 5.75%	12/21/27	270	57	55	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.28%	S + 5.75%	12/21/27	673	663	660	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.25%	S + 5.75%	12/21/27	669	659	655	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.52%	S + 6.00%	12/21/27	6,175	4,762	4,774	(6) (7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment	11.95%	S + 6.50%	12/31/27	3,602	3,549	3,530	(6) (7)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27	367	(5)	(7)	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.85%	S + 5.50%	05/08/28	7,584	7,466	7,546	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	740	(11)	(4)	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	2,070	(15)	(10)	(6) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	11.47%	S + 6.00%	01/25/28	6,228	6,148	5,792	(6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	249	(3)	(17)	(6) (7) (8)
Computer Services, Inc.	Financial Services	12.13%	S + 6.75%	11/15/29	15,748	15,328	15,590	(6) (7)
Coretrust Purchasing Group LLC	Financial Services	12.11%	S + 6.75%	10/01/29	13,136	12,792	12,972	(6) (7)
Coretrust Purchasing Group LLC	Financial Services		S + 6.75%	10/01/29	1,932	(48)	(24)	(6) (7) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 6.75%	10/01/29	1,932	(24)	(24)	(6) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	548	(16)	(16)	(6) (8)
Fullsteam Operations LLC	Financial Services	13.78%	S + 8.25%	11/27/29	9,798	9,462	9,504	(6)
Fullsteam Operations LLC	Financial Services	13.78%	S + 8.25%	11/27/29	3,083	871	887	(6) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	1,370	(20)	(21)	(6) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.35%	S + 6.00%	06/01/28	6,757	6,650	6,351	(6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.36%	S + 6.00%	06/01/28	1,702	1,451	1,376	(6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.40%	S + 6.00%	06/01/28	857	116	77	(6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	11.11%	S + 5.75%	05/11/28	4,260	4,191	4,133	(6) (7)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	11.11%	S + 5.75%	05/11/28	1,293	1,271	1,255	(6) (7)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	11.11%	S + 5.75%	05/11/28	615	207	197	(6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	05/11/28	10,491	(124)	(210)	(6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	11.36%	S + 6.00%	05/11/28	2,908	2,839	2,850	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.45%	S + 6.75%	06/13/28	4,144	4,030	4,041	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	2,777	(74)	(69)	(6) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	463	(12)	(12)	(6) (7) (8)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		S + 7.00%	03/18/27	9,874	9,500	7,603	(6) (7) (10)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services		S + 5.75%	12/15/27	259	(3)	(5)	(6) (7) (8)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	11.35%	S + 5.75%	12/15/27	1,184	1,167	1,160	(6) (7)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	11.35%	S + 5.75%	12/15/27	5,128	4,992	5,025	(6) (7)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	11.93%	S + 6.50%	06/15/26	3,328	3,252	3,245	(6) (7)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	12.04%	S + 6.50%	06/15/26	1,681	938	933	(6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	11.00%	S + 5.50%	03/01/28	3,437	3,392	3,351	(6) (7)
SpendMend, LLC	Health Care Providers & Services	11.02%	S + 5.50%	03/01/28	456	177	171	(6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	11.00%	S + 5.50%	03/01/28	1,512	624	600	(6) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Businessolver.com, Inc.	Health Care Technology	10.96%	S + 5.50%	12/01/27	$2,141	$2,125	$2,119	(6) (7)
Businessolver.com, Inc.	Health Care Technology	10.96%	S + 5.50%	12/01/27	318	48	46	(6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology		S + 6.25%	04/09/26	400	(4)	(6)	(6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology	11.71%	S + 6.25%	04/09/26	392	392	386	(6) (7)
HealthEdge Software, Inc.	Health Care Technology	11.71%	S + 6.25%	04/09/26	4,157	4,109	4,094	(6) (7)
HealthEdge Software, Inc.	Health Care Technology	11.71%	S + 6.25%	04/09/26	6,081	6,081	5,990	(6) (7)
Intelligent Medical Objects, Inc.	Health Care Technology	11.40%	S + 6.00%	05/11/29	3,580	3,521	3,472	(6) (7)
Intelligent Medical Objects, Inc.	Health Care Technology	11.39%	S + 6.00%	05/11/29	898	321	304	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	11.41%	S + 6.00%	05/11/28	400	10	4	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.93%	S + 7.50%	07/18/28	7,810	7,682	7,732	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.10%	S + 7.50%	07/18/28	605	172	175	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.92%	S + 7.50%	07/18/28	2,584	1,703	1,677	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.93%	S + 7.50%	07/18/28	770	764	762	(6) (7)
WebPT, Inc.	Health Care Technology	12.22%	S + 6.75%	01/18/28	3,255	3,219	3,190	(6) (7)
WebPT, Inc.	Health Care Technology	12.25%	S + 6.75%	01/18/28	278	232	229	(6) (7) (8)
WebPT, Inc.	Health Care Technology	12.22%	S + 6.75%	01/18/28	278	63	61	(6) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	398	(6)	(6)	(6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	2,757	(27)	(28)	(6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.75%	S + 6.25%	04/15/27	2,757	2,730	2,730	(6)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.79%	S + 6.25%	04/15/27	497	492	492	(6)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.64%	S + 6.25%	04/15/27	518	513	513	(6)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.79%	S + 6.25%	04/15/27	1,978	1,959	1,959	(6)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.79%	S + 6.25%	04/15/27	5,065	5,014	5,014	(6)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	11.38%	S + 6.00%	10/02/29	5,484	5,378	5,375	(6)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,418	(14)	(14)	(6) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,135	(22)	(23)	(6) (8)
Kaseya Inc.	IT Services	11.38%	S + 6.00% (Incl. 2.50% PIK)	06/25/29	5,850	5,777	5,791	(6) (7)
Kaseya Inc.	IT Services	11.38%	S + 6.00% (Incl. 2.50% PIK)	06/25/29	350	19	18	(6) (7) (8)
Kaseya Inc.	IT Services	10.86%	S + 6.00% (Incl. 2.50% PIK)	06/25/29	351	84	85	(6) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.75%	07/18/28	728	(9)	(15)	(6) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.75%	07/18/28	364	(8)	(7)	(6) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	12.11%	S + 6.75%	07/18/28	5,666	5,530	5,552	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media		S + 6.25%	08/31/28	749	(19)	(15)	(6) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	11.64%	S + 6.25%	09/03/30	9,251	9,005	9,066	(6) (7)
Amspec Parent, LLC	Professional Services	11.10%	S + 5.75%	12/05/30	7,046	6,871	6,870	(6)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/30	1,016	(13)	(13)	(6) (8)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/29	952	(23)	(24)	(6) (8)
iCIMS, Inc.	Professional Services	12.10%	S + 6.75%	08/18/28	1,703	261	229	(6) (7) (8)
iCIMS, Inc.	Professional Services	12.62%	S + 7.25% (Incl. 3.88% PIK)	08/18/28	18,606	18,357	18,002	(6) (7)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28	3,804	—	(124)	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.23%	S + 5.75%	11/30/27	1,973	1,945	1,934	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.24%	S + 5.75%	11/30/27	2,006	1,976	1,966	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		S + 5.75%	11/30/27	349	(5)	(7)	(6) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.89%	S + 6.50%	07/01/27	938	804	795	(6) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.89%	S + 6.50%	07/01/27	9,062	9,062	8,971	(6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.85%	S + 6.50%	07/01/30	$2,942	$2,872	$2,898	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	07/01/30	679	(8)	(10)	(6) (7) (8)
CloudBees, Inc.	Software	12.47%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	1,474	1,414	1,460	(6) (7)
CloudBees, Inc.	Software	12.47%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	3,438	3,304	3,403	(6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software	12.10%	S + 6.75%	11/08/30	11,141	10,867	10,863	(6)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	1,161	(28)	(29)	(6) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/01/28	1,512	(1)	(19)	(6) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.96%	S + 5.50%	12/01/28	206	204	203	(6) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.96%	S + 5.50%	12/01/28	4,860	4,851	4,800	(6) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/02/27	550	(1)	(7)	(6) (7) (8)
NAVEX TopCo, Inc.	Software	11.11%	S + 5.75%	11/09/30	9,190	9,009	9,006	(6)
NAVEX TopCo, Inc.	Software		S + 5.75%	11/09/28	810	(16)	(16)	(6) (8)
Ncontracts, LLC	Software	11.80%	S + 6.50%	12/11/29	15,677	15,287	15,285	(6)
Ncontracts, LLC	Software		S + 6.50%	12/11/29	1,447	(36)	(36)	(6) (8)
Ncontracts, LLC	Software		S + 6.50%	12/11/29	1,447	(18)	(18)	(6) (8)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28	405	126	126	(6) (8)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28	5,401	5,281	5,280	(6)
Rubrik, Inc.	Software	12.52%	S + 7.00%	08/17/28	10,877	10,774	10,768	(6) (7)
Rubrik, Inc.	Software	12.52%	S + 7.00%	08/17/28	1,520	139	138	(6) (7) (8)
Singlewire Software, LLC	Software	11.35%	S + 6.00%	05/10/29	7,777	7,563	7,622	(6) (7)
Singlewire Software, LLC	Software		S + 6.00%	05/10/29	1,251	(34)	(25)	(6) (7) (8)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.61%	S + 6.25%	09/29/27	5,751	5,697	5,694	(6) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.11%	S + 5.75%	10/07/30	2,263	1,537	1,527	(6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.11%	S + 5.75%	10/07/30	6,637	6,476	6,471	(6)
Total 1st Lien/Senior Secured Debt						377,313	374,835
1st Lien/Last-Out Unitranche (11) - 13.13%
EDB Parent, LLC (dba Enterprise DB)	Software	12.10%	S + 6.75%	07/07/28	$6,169	$6,036	$6,015	(6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	12.10%	S + 6.75%	07/07/28	2,401	1,088	1,028	(6) (7) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.61%	S + 6.25%	12/07/28	6,255	6,193	6,193	(6)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services		S + 6.25%	12/07/28	3,745	(37)	(37)	(6) (8)
K2 Towers III, LLC	Wireless Telecommunication Services	11.91%	S + 6.55%	12/06/28	10,000	7,294	7,293	(6) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.73%	S + 6.37%	12/22/28	3,203	3,171	3,171	(6)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services		S + 6.37%	12/22/28	2,005	(20)	(20)	(6) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.46%	S + 7.00%	08/24/28	6,222	6,147	6,160	(6) (7)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services		S + 7.00%	08/24/28	3,778	(45)	(38)	(6) (7) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	9.71%	S + 4.25%	08/31/28	6,668	3,800	3,823	(6) (7) (8)
Total 1st Lien/Last-Out Unitranche						33,627	33,588
Total United States						$410,940	$408,423
Total Debt Investments						$461,804	$460,672

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)	Industry (2)	Initial Acquisition Date(13)	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 1.68%
United States - 1.68%
Common Stock - 0.37%
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	400	$400	$699	(6) (7) (9) (12)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	2,700	270	255	(6) (7) (12)
Total Common Stock				670	954
Preferred Stock - 1.30%
CloudBees, Inc.	Software	11/24/21	134,557	$1,505	$1,820	(6) (7) (12)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	1,237	1,206	1,496	(6) (7) (12)
Total Preferred Stock				2,711	3,316
Warrants - 0.01%
CloudBees, Inc.	Software	11/24/21	38,977	$216	$28	(6) (7) (12)
Total Warrants				216	28
Total United States				$3,597	$4,298
Total Equity Securities				3,597	4,298
Total Investments - 181.79%				$465,401	$464,970
Investments in Affiliated Money Market Fund - 0.36%
Goldman Sachs Financial Square Government Fund - Institutional Shares			904,635	$905	$905	(14) (15)
Total Investments in Affiliated Money Market Fund				905	905
Total Investments and Investments in Affiliated Money Market Fund - 182.15%				$466,306	$465,875

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), CDOR("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 6 month, 3 month or 1 month L or S rates. As of December 31, 2023, 1 month S was 5.35%, 3 month S was 5.33%, 6 month S was 5.16%, SN was 5.19%, 1 month C was 5.46% and 3 month C was 5.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2023.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Great British pound ("GBP") or Canadian dollar ("CAD").
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, the aggregate fair value of these securities is $52,249 or 10.86% of the Company’s total assets.
(6)
Represents co-investments made in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.
(7)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(8)
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
(9)
As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.
(10)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(11)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(12)
Non-income producing security.
(13)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of December 31, 2023, the aggregate fair value of these securities is $4,298 or 1.68% of the Company's net assets. The initial acquisition dates have been included for such securities.
(14)
The annualized seven-day yield as of December 31, 2023 is 5.25%.
(15)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

PIK - Payment-In-Kind

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2022

(in thousands, except share and per share amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 139.64%
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.08%	S + 5.50%	05/08/28	$7,661	$7,521	$7,508	(1) (2)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 6.00%	05/08/28	740	(13)	(15)	(1) (2) (3)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 6.00%	05/08/28	2,070	(19)	(41)	(1) (2) (3)
Bigchange Group Limited	Software	9.43%	SN + 6.00%	12/23/26	GBP 1,400	1,847	1,654	(1) (2) (4)
Bigchange Group Limited	Software	9.43%	SN + 6.00%	12/23/26	GBP 100	58	55	(1) (2) (3) (4)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP 280	(6)	(8)	(1) (2) (3) (4)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.44%	S + 6.00%	01/25/28	6,228	6,133	5,979	(1) (2)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	249	(4)	(10)	(1) (2) (3)
Businessolver.com, Inc.	Health Care Technology	9.67%	L + 5.50%	12/01/27	2,162	2,144	2,141	(1) (2)
Businessolver.com, Inc.	Health Care Technology	9.88%	L + 5.50%	12/01/27	586	47	44	(1) (2) (3)
Checkmate Finance Merger Sub, LLC	Entertainment	11.23%	L + 6.50%	12/31/27	3,639	3,575	3,529	(1) (2)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	12/31/27	367	(6)	(11)	(1) (2) (3)
Clearcourse Partnership Acquireco Finance Limited	IT Services	10.69%	SN + 7.25% (Incl. 0.75% PIK)	07/25/28	GBP 11,296	13,280	13,315	(1) (2) (4)
Clearcourse Partnership Acquireco Finance Limited	IT Services	9.55%	SN + 7.25% PIK	07/25/28	GBP 10,019	3,914	3,977	(1) (2) (3) (4)
CloudBees, Inc.	Software	11.39%	L + 7.00% (incl. 2.50% PIK)	11/24/26	3,352	3,180	3,293	(1) (2)
CloudBees, Inc.	Software	11.39%	L + 7.00% (incl. 2.50% PIK)	11/24/26	1,524	1,357	1,411	(1) (2) (3)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	9.82%	S + 5.50%	05/11/28	4,304	4,224	4,196	(1) (2)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	9.82%	S + 5.50%	05/11/28	615	112	108	(1) (2) (3)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.50%	05/11/28	1,294	(12)	(32)	(1) (2) (3)
Computer Services, Inc.	Financial Services	11.15%	S + 6.75%	11/15/29	15,867	15,396	15,391	(1)
Coretrust Purchasing Group LLC	Financial Services	10.84%	S + 6.75%	10/01/29	13,269	12,881	12,871	(1) (2)
Coretrust Purchasing Group LLC	Financial Services		S + 6.75%	10/01/29	1,932	(28)	(58)	(1) (2) (3)
Coretrust Purchasing Group LLC	Financial Services		S + 6.75%	10/01/29	1,932	(56)	(58)	(1) (2) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	10.97%	S + 6.75%	11/01/28	6,765	6,566	6,562	(1)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	10.97%	S + 6.75%	11/01/28	638	45	45	(1) (3)
DFS Holding Company, Inc.	Distributors		S + 7.00%	01/31/29	5,394	—	—	(1) (3)
DFS Holding Company, Inc.	Distributors		S + 7.00%	01/31/29	1,124	—	—	(1) (3)
DFS Holding Company, Inc.	Distributors		S + 7.00%	01/31/29	787	—	—	(1) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.88%	L + 5.50%	12/01/28	4,910	4,899	4,824	(1) (2)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/02/27	550	(1)	(10)	(1) (2) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/01/28	1,718	(2)	(30)	(1) (2) (3)
HealthEdge Software, Inc.	Health Care Technology	11.74%	L + 7.00%	04/09/26	4,100	4,035	4,008	(1) (2)
HealthEdge Software, Inc.	Health Care Technology	11.74%	L + 7.00%	04/09/26	387	387	378	(1) (2)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	400	(6)	(9)	(1) (2) (3)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	1,100	(8)	(25)	(1) (2) (3)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	6,000	—	(135)	(1) (2) (3)
HumanState Limited (dba PayProp)	Diversified Consumer Services	9.43%	SN + 6.00%	11/23/28	GBP 15,000	17,830	17,862	(1) (4)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP 2,300	(83)	(42)	(1) (3) (4)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP 6,460	(173)	(59)	(1) (3) (4)
iCIMS, Inc.	Professional Services	11.52%	S + 7.25% (Incl. 3.88% PIK)	08/18/28	17,885	17,587	17,572	(1) (2)
iCIMS, Inc.	Professional Services		S + 7.25% (Incl. 3.88% PIK)	08/18/28	1,703	(28)	(30)	(1) (2) (3)
iCIMS, Inc.	Professional Services		S + 7.25%	08/18/28	4,751	—	(83)	(1) (2) (3)
Intelligent Medical Objects, Inc.	Health Care Technology	10.62%	S + 6.00%	05/11/29	3,616	3,549	3,544	(1) (2)
Intelligent Medical Objects, Inc.	Health Care Technology	10.61%	S + 6.00%	05/11/28	400	69	68	(1) (2) (3)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	05/11/29	900	(8)	(18)	(1) (2) (3)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
iWave Information Systems, Inc.	Software	11.22%	S + 6.75%	11/23/28	$8,913	$8,693	$8,690	(1) (4)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28	1,087	(27)	(27)	(1) (3) (4)
Kaseya Inc.	IT Services	10.33%	S + 5.75%	06/25/29	5,800	5,718	5,713	(1) (2)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	350	(2)	(5)	(1) (2) (3)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	350	(5)	(5)	(1) (2) (3)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.22%	S + 7.00%	03/18/27	9,684	8,450	8,442	(1) (2) (3)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	9.31%	S + 6.00%	06/01/28	6,825	6,699	6,620	(1) (2)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	10.63%	S + 6.00%	06/01/28	1,714	1,116	1,106	(1) (2) (3)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services		S + 6.00%	06/01/28	857	(16)	(26)	(1) (2) (3)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.87%	S + 6.00%	12/15/27	5,180	5,026	5,076	(1) (2)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.87%	S + 6.00%	12/15/27	1,196	1,175	1,172	(1) (2)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	12.5%	P + 5.00%	12/15/27	259	47	47	(1) (2) (3)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.13%	L + 5.75%	11/30/27	1,993	1,960	1,934	(1) (2)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.27%	L + 5.75%	11/30/27	2,024	1,634	1,606	(1) (2) (3)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		L + 5.75%	11/30/27	349	(6)	(11)	(1) (2) (3)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28	7,810	7,663	7,654	(1) (2)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28	770	763	755	(1) (2)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.53%	S + 7.50%	07/18/28	880	407	389	(1) (2) (3)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	605	(11)	(12)	(1) (2) (3)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	880	(8)	(18)	(1) (2) (3)
Qualawash Holdings, LLC	Commercial Services & Supplies	9.44%	L + 5.50%	08/31/26	2,915	2,877	2,857	(1) (2)
Qualawash Holdings, LLC	Commercial Services & Supplies	9.89%	L + 5.50%	08/31/26	735	598	591	(1) (2) (3)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.50%	08/31/26	736	(9)	(15)	(1) (2) (3)
Rubrik,Inc.	Software	10.75%	S + 6.50%	06/10/27	11,126	10,923	10,903	(1) (2)
Rubrik,Inc.	Software	11.45%	S + 7.00%	06/10/27	1,272	541	515	(1) (2) (3)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	3,483	3,418	3,413	^ (1) (2)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	600	(11)	(12)	^ (1) (2) (3)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	2,400	(22)	(48)	^ (1) (2) (3)
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	3,472	3,418	3,386	(1) (2)
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	1,518	595	574	(1) (2) (3)
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	456	54	49	(1) (2) (3)
Spotless Brands, LLC	Diversified Consumer Services	10.92%	S + 6.50%	07/25/28	10,725	10,407	10,403	(1)
Spotless Brands, LLC	Diversified Consumer Services		S + 6.50%	07/25/28	1,650	(24)	(25)	(1) (3)
Trader Corporation	Automobiles	11.40%	C + 6.75%	12/21/29	CAD 17,049	12,319	12,276	(1) (4)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD 1,279	(15)	(24)	(1) (3) (4)
WebPT, Inc.	Health Care Technology	10.98%	L + 6.75%	01/18/28	3,255	3,213	3,158	(1) (2)
WebPT, Inc.	Health Care Technology	11.26%	L + 6.75%	01/18/28	278	104	99	(1) (2) (3)
WebPT, Inc.	Health Care Technology		L + 6.75%	01/18/28	278	(2)	(8)	(1) (2) (3)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	L + 5.75%	12/21/27	2,025	1,990	1,969	(1) (2)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	L + 5.75%	12/21/27	680	668	661	(1) (2)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	L + 5.75%	12/21/27	676	664	657	(1) (2)
Whitewater Holding Company LLC	Diversified Consumer Services	10.54%	L + 6.00%	12/21/27	6,200	572	511	(1) (2) (3)
Whitewater Holding Company LLC	Diversified Consumer Services	10.50%	L + 5.75%	12/21/27	270	90	87	(1) (2) (3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	10.90%	S + 6.50%	07/01/27	9,062	9,062	8,971	(1) (2)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	938	—	(9)	(1) (2) (3)
Total 1st Lien/Senior Secured Debt						240,889	239,700

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

On October 4, 2021 ("Initial Closing Date"), the Company began accepting subscription agreements ("Subscription Agreements") from investors acquiring shares of its common stock of the Company in the Company's private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their capital commitment to purchase shares each time the Company delivers a drawdown notice. The final date on which the Company accepted Subscription Agreements occurred on March 24, 2023 (the “Final Closing Date”).

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

Following the end of the Investment Period, the Company will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or our anticipated expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the Investment Period, (ii) to fulfill investment commitments made or approved by the BDC investment committee of Goldman Sachs Asset Management's Private Credit Team (the “BDC Investment Committee”) prior to the expiration of the Investment Period, (iii) to engage in hedging transactions, or (iv) to make additional investments in existing portfolio companies, which may include new financings of such portfolio companies (each, an “Additional Investment”) (including transactions to hedge interest rate or currency risks related to an Additional Investment).

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

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2023	2022	2021
Prepayment premiums	$201	$—	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$671	$—	$—

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2023, the Company had an investment held in one portfolio company on non-accrual status, which represented 2.0% and 1.6% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively. As of December 31, 2022, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2023 and December 31, 2022, the Company held an aggregate cash balance of $8,543 and $3,675. Foreign currency of $1,828 and $375 (acquisition cost of $1,811 and $371) is included in cash as of December 31, 2023 and December 31, 2022.

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

Organization Costs

Organization costs include costs relating to the formation and organization of the Company. These costs were expensed as incurred. Upon the Initial Drawdown Date, stockholders bore such costs. Stockholders making capital commitments after the Initial Drawdown Date will bear a pro rata portion of such costs at the time of their first investment in the Company.

Offering Costs

Offering costs consist primarily of fees and expenses incurred in connection with the continuous offering of shares, including legal, printing and other costs, as well as costs associated with the preparation and filing of the Company’s registration statement on Form 10. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations.

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the Chief Operating Decision Maker (“CODM”); and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, under a retrospective approach. The Company is assessing the impact of the new ASU on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The ASU is effective for annual periods beginning after December 15, 2024. The Company is assessing the impact of the new ASU on its consolidated financial statements.
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

For the years ended December 31, 2023 and 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, Management Fees amounted to $2,423, $824 and $12 and the Investment Adviser waived $0, $193, and $12. As of December 31, 2023, $771 remained payable.

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

For the years ended December 31, 2023 and 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, Incentive Fees based on income amounted to $3,152, $0 and $0. As of December 31, 2023, $3,152 remained payable.

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

For the years ended December 31, 2023 and 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, the Company accrued Incentive Fees based on capital gains under GAAP of $0, $(31) and $31, which was not realized.

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

For the years ended December 31, 2023 and 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $394, $310 and $48. As of December 31, 2023, $103 remained payable.

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

For the year ended December 31, 2023 and 2022 and for the period from October 29, 2021 (commencement of operations) to December 31, 2021, the Company incurred expenses for services provided by the Transfer Agent of $296, $126 and $7. As of December 31, 2023, $90 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$174,325	$(173,420)	$—	$—	$905	$162
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	3,843	1,268	(34)	—	233	5,310	474
Total Non-Controlled Affiliates	$3,843	$175,593	$(173,454)	$—	$233	$6,215	$636
For the Year Ended December 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$23,067	$135,038	$(158,105)	$—	$—	$—	$47
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	—	3,803	(18)	—	58	3,843	174
Total Non-Controlled Affiliates	$23,067	$138,841	$(158,123)	$—	$58	$3,843	$221

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of December 31, 2023 and December 31, 2022, there were $161 and $335, respectively, included within accrued expenses and other liabilities, and $0 and $19, respectively, included within interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company's investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). Additionally, if the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

Placement Agent Agreement

The Company has entered into an agreement with each of Goldman Sachs & Co. LLC and Goldman Sachs International pursuant to which Goldman Sachs & Co. LLC and Goldman Sachs International will assist the Company in conducting private placement offerings. Goldman Sachs & Co. LLC and Goldman Sachs International have entered into or will enter into sub-placement agreements (together with the agreements with Goldman Sachs & Co. LLC and Goldman Sachs International, the “Placement Agent Agreements”) with various sub-placement agents to assist in conducting the private placement offering. The placement agents are not expected to be compensated by the Company for their services, but may charge investors a placement fee with respect to their investments in the Company. The placement agents may also be compensated by the Investment Adviser, in its discretion, for certain services including promotional and marketing support, stockholder servicing, operational and recordkeeping, sub-accounting, networking or administrative services. These payments are made out of the Investment Adviser’s own resources and/or assets, including from the revenues or profits derived from the advisory fees the Investment Adviser receives from the Company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$428,177	$427,084	$240,889	$239,700
1st Lien/Last-Out Unitranche	33,627	33,588	6,352	6,295
Preferred Stock	2,711	3,316	2,711	2,826
Common Stock	670	954	670	768
Warrants	216	28	216	71
Total investments	$465,401	$464,970	$250,838	$249,660

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	December 31, 2023		December 31, 2022
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	19.9%	36.2%	16.2%	23.6%
Financial Services	12.9	23.4	19.7	28.7
Diversified Consumer Services	9.0	16.3	17.1	24.9
Health Care Providers & Services	7.4	13.4	9.2	13.4
IT Services	7.0	12.8	9.2	13.4
Health Care Technology	6.5	11.8	8.9	12.8
Professional Services	6.2	11.3	8.4	12.2
Wireless Telecommunication Services	5.7	10.4	—	—
Chemicals	3.8	7.0	—	—
Aerospace & Defense	2.9	5.2	—	—
Automobiles	2.7	4.9	4.9	7.1
Insurance	2.3	4.2	—	—
Real Estate Mgmt. & Development	2.1	3.8	3.6	5.2
Commercial Services & Supplies	2.0	3.6	1.4	2.0
Media	1.9	3.5	—	—
Consumer Staples Distribution & Retail	1.9	3.4	—	—
Trading Companies & Distributors	1.7	3.1	—	—
Textiles, Apparel & Luxury Goods	1.2	2.2	—	—
Leisure Products	1.2	2.2	—	—
Distributors	0.9	1.7	—	—
Entertainment	0.8	1.4	1.4	2.1
Total	100.0%	181.8%	100.0%	145.4%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2023	December 31, 2022
United States	88.8%	80.4%
Canada	6.2	4.9
United Kingdom	5.0	14.7
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$307,011	Discounted cash flows	Discount Rate	8.9% - 11.8%	10.5%
	$7,603	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	$16,988	Discounted cash flows	Discount Rate	8.9% - 11.7%	10.7%
Equity
Preferred Stock	$1,496	Comparable multiples	EV/EBITDA(6)	—	31.2x
	$1,820	Comparable multiples	EV/Revenue	—	4.0x
Common Stock	$954	Comparable multiples	EV/EBITDA(6)	9.3x - 16.0x	11.1x
Warrants	$28	Comparable multiples	EV/Revenue	—	4.0x
As of December 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$168,648	Discounted cash flows	Discount Rate	7.4% - 11.5%	9.9%
1st Lien/Last-Out Unitranche	$6,295	Discounted cash flows	Discount Rate	—	10.9%
Equity
Preferred Stock	$1,349	Comparable multiples	EV/EBITDA(6)	—	27.9x
	$1,477	Comparable multiples	EV/Revenue	—	4.0x
Common Stock	$768	Comparable multiples	EV/EBITDA(6)	9.1x - 18.3x	12.4x
Warrants	$71	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of December 31, 2023, included within Level 3 assets of $464,970 is an amount of $129,070 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $323,999 or 70.3% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$427,084	$427,084	$—	$—	$239,700	$239,700
1st Lien/Last-Out Unitranche	—	—	33,588	33,588	—	—	6,295	6,295
Preferred Stock	—	—	3,316	3,316	—	—	2,826	2,826
Common Stock	—	—	954	954	—	—	768	768
Warrants	—	—	28	28	—	—	71	71
Investments in Affiliated Money Market Fund	905	—	—	905	—	—	—	—
Total	$905	$—	$464,970	$465,875	$—	$—	$249,660	$249,660

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2023
1st Lien/Senior Secured Debt	$239,700	$218,415	$1,348	$95	$(34,186)	$1,712	$—	$—	$427,084	$177
1st Lien/Last-Out Unitranche	6,295	27,239	—	19	—	35	—	—	33,588	18
Preferred Stock	2,826	—	—	490	—	—	—	—	3,316	490
Common Stock	768	—	—	186	—	—	—	—	954	186
Warrants	71	—	—	(43)	—	—	—	—	28	(43)
Total assets	$249,660	$245,654	$1,348	$747	$(34,186)	$1,747	$—	$—	$464,970	$828
For the Year Ended December 31, 2022
1st Lien/Senior Secured Debt	$26,413	$221,955	$—	$(1,414)	$(7,602)	$348	$—	$—	$239,700	$(1,414)
1st Lien/Last-Out Unitranche	—	6,344	—	(57)	—	8	—	—	6,295	(57)
Preferred Stock	2,711	—	—	115	—	—	—	—	2,826	115
Common Stock	270	400	—	98	—	—	—	—	768	98
Warrants	216	—	—	(145)	—	—	—	—	71	(145)
Total assets	$29,610	$228,699	$—	$(1,403)	$(7,602)	$356	$—	$—	$249,660	$(1,403)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2023 and December 31, 2022, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

On November 1, 2021, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2023 and December 31, 2022, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 219% and 316%.

The Company’s outstanding debt was as follows:

	December 31, 2023			December 31, 2022
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
BoA Revolving Credit Facility(1)	$95,000	$95,000	$—	$156,586	$76,796	$79,443
Truist Revolving Credit Facility(2)	305,000	91,805	214,459	—	—	—
Total debt	$400,000	$186,805	$214,459	$156,586	$76,796	$79,443

(1)
Provides, under certain circumstances, a total borrowing capacity of $300,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2023, the Company had outstanding borrowings of $0. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $30,000 and in GBP of £30,665 and in CAD of 16,750.
(2)
Provides, under certain circumstances, a total borrowing capacity of $750,000. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $179,000, in GBP of £13,165 and in CAD of CAD 24,750.

The combined weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2023 was 7.46% and the weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2022 was 5.30%. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2023 was $134,147 and the weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2022 was $33,710.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $95,000 as of December 31, 2023. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is May 24, 2024, subject to one option to extend the stated maturity date to November 22, 2024, upon the satisfaction of certain customary conditions (including payment of an extension fee equal to 0.20% of the aggregate principal amount of loans and commitments extended). The Company amended the BoA Revolving Credit Facility on July 26, 2022, November 14, 2022 and November 9, 2023.

Proceeds from the BoA Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

Under the BoA Revolving Credit Facility, the Company has the ability to elect Daily Simple SOFR, Term SOFR, the applicable alternative currency rate, or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the BoA Revolving Credit Facility is (A) the prevailing Daily Simple SOFR, Term SOFR for the applicable interest period or the applicable alternative currency rate, in each case, plus any applicable credit spread adjustment (which is zero for Daily Simple SOFR and 1-month Term SOFR), plus 2.95% per annum, or (B) an alternate base rate (the greatest of (i) the Prime Rate plus 1.95% per annum, (ii) the Federal Funds Rate plus 0.50% plus 1.95% per annum, and (iii) Term SOFR with a one-month tenor plus 1.00%).

In connection with the closing of the amendment on November 9, 2023, the Company paid at closing an upfront fee to each lender under the BoA Revolving Credit Facility equal to 0.40% of the aggregate principal amount of loans and commitments. The Company pays (x) a 0.35% annualized fee if the facility utilization is equal to or greater than 50% of the maximum commitment and (y) a 0.45% annualized fee if the facility utilization is less than 50% of the maximum commitment, in each case, on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility.

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

The BoA Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of stockholders’ ownership interest in the shares. The BoA Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of December 31, 2023, the Company was in compliance with these covenants.

Costs of $1,352 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of December 31, 2023 and December 31, 2022, outstanding deferred financing costs were $314 and $484.

The below table presents the summary information of the BoA Revolving Credit Facility:

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2023	2022	2021

Borrowing interest expense	$3,775	$1,787	$18
Facility fees	299	227	19
Amortization of financing costs	619	398	22
Total	$4,693	$2,412	$59
Weighted average interest rate	7.48%	5.30%	3.00%
Average outstanding balance	$50,446	$33,710	$6,308	*

* Average outstanding debt balance was calculated beginning on November 26, 2021, the date on which the Company entered into the BoA Revolving Credit Facility.

Truist Revolving Credit Facility

The Company entered into the Truist Revolving Credit Facility on February 28, 2023 with Truist Bank, as administrative agent, lead arranger, letter of credit issuer and lender.

The Truist Revolving Credit Facility is a multicurrency facility, and as of December 31, 2023, total commitments under the Truist Revolving Credit Facility were $305,000. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750,000. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 28, 2028.

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

The Company’s obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum shareholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of December 31, 2023, the Company was in compliance with these covenants.

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

Costs of $3,070 were incurred in connection with obtaining the Truist Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of December 31, 2023, outstanding deferred financing costs were $2,560.

The below table presents the summary information of the Truist Revolving Credit Facility:

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2023	2022	2021
Borrowing interest expense	$6,231	N/A	N/A
Facility fees	732	N/A	N/A
Amortization of financing costs	510	N/A	N/A
Total	$7,473	N/A	N/A
Weighted average interest rate	7.44%	N/A	N/A
Average outstanding balance	$83,701	N/A	N/A

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2023			December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$546,425	$287,410	47%	$543,340	$367,875	32%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of December 31, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	December 31, 2023	December 31, 2022
1st Lien/Senior Secured Debt
Admiral Buyer, Inc. (dba Fidelity Payment Services)	$2,810	$2,810
Amspec Parent, LLC	1,968	—
AQ Sunshine, Inc. (dba Relation Insurance)	3,155	—
Arrow Buyer, Inc. (dba Archer Technologies)	679	—
ASM Buyer, Inc.	9,757	—
Bigchange Group Limited	357	402
Blast Bidco Inc. (dba Bazooka Candy Brands)	1,045	—
BSI3 Menu Buyer, Inc (dba Kydia)	249	249
Businessolver.com, Inc.	268	536
Checkmate Finance Merger Sub, LLC	367	367
Circustrix Holdings, LLC (dba SkyZone)	1,092	—
Clearcourse Partnership Acquireco Finance Limited	6,612	7,832
Coding Solutions Acquisition, Inc.	10,891	1,786
Coretrust Purchasing Group LLC	3,863	3,864
Crewline Buyer, Inc. (dba New Relic)	1,161	—
CST Buyer Company (dba Intoxalock)	574	574
DFS Holding Company, Inc.	564	7,102
Formulations Parent Corporation (dba Chase Corp)	1,742	—
Frontgrade Technologies Holdings Inc.	1,981	—
Fullsteam Operations LLC	4,068	—
Governmentjobs.com, Inc. (dba NeoGov)	2,062	2,268
GPS Phoenix Buyer, Inc. (dba Guidepoint)	2,553	—
Groundworks, LLC	205	—
Harrington Industrial Plastics, LLC	679	—
HealthEdge Software, Inc.	400	7,500
Highfive Dental Holdco, LLC	3,240	—
iCIMS, Inc.	5,223	6,454
Intelligent Medical Objects, Inc.	951	1,224
iWave Information Systems, Inc.	4,380	1,087
Kaseya Inc.	591	700
MerchantWise Solutions, LLC (dba HungerRush)	953	1,414
Millstone Medical Outsourcing, LLC	259	207
NAVEX TopCo, Inc.	810	—
Ncontracts, LLC	2,894	—
NFM & J, L.P. (dba the Facilities Group)	349	707
Onyx CenterSource, Inc.	270	—
PDDS Holdco, Inc. (dba Planet DDS)	1,305	1,958
Recochem, Inc	2,442	—
Recorded Books Inc. (dba RBMedia)	749	—
Rubrik, Inc.	1,367	732
Singlewire Software, LLC	1,251	—
Solaris (dba Urology Management Holdings, Inc.)	706	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	1,740	3,000
SpendMend, LLC	1,148	1,302
Superior Environmental Solutions	1,059	—
Trader Corporation	965	945
UP Acquisition Corp. (dba Unified Power)	689	—
VASA Fitness Buyer, Inc.	1,466	—
WebPT, Inc.	255	449
Whitewater Holding Company LLC	1,533	5,741
Zarya Intermediate, LLC (dba iOFFICE)	134	938
CloudBees, Inc.	—	86
HumanState Limited (dba PayProp)	—	10,591
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	1,097
Qualawash Holdings, LLC	—	865
Spotless Brands, LLC	—	1,650
Total 1st Lien/Senior Secured Debt	$95,831	$76,437
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$1,313	$2,061
EIP Consolidated, LLC (dba Everest Infrastructure)	3,745	—
K2 Towers III, LLC	2,607	—
Skyway Towers Intermediate LLC	2,005	—
Thor FinanceCo LLC (dba Harmoni Towers)	3,778	—
Towerco IV Holdings, LLC	2,778	—
Total 1st Lien/Last-Out Unitranche	$16,226	$2,061
Total	$112,057	$78,498
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

8. NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued		Proceeds Received
For the Year Ended December 31, 2023
February 21, 2023	62,172		$1,145
June 20, 2023	54,300		1,003
August 21, 2023	2,212,911		40,615
October 18, 2023	2,186,854		40,787
Total capital drawdowns	4,516,237		$83,550
For the Year Ended December 31, 2022
March 16, 2022	1,823,817		$34,051
July 27, 2022	856,930		15,811
September 19, 2022	2,069,029		38,195
October 19, 2022	3,024,805		55,547
November 16, 2022	193,341	**	3,575
Total capital drawdowns	7,967,922		$147,179
For the period from October 29, 2021 (commencement of operations) to December 31, 2021
November 23, 2021	944,320		$18,886
December 20, 2021	493,254		9,400
Total capital drawdowns	1,437,574		$28,286

** Inclusive of 476 shares that were cancelled as a result of defaulting stockholders.

Distributions

The Company did not declare any distributions for the year ended December 31, 2021.

The following table reflects the distributions declared on the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2023
February 28, 2023	April 5, 2023	April 27, 2023	$0.50
May 3, 2023	July 6, 2023	July 28, 2023	$0.50
August 2, 2023	October 3, 2023	October 28, 2023	$0.39
November 1, 2023	December 29, 2023	January 29, 2024	$0.35
For the Year Ended December 31, 2022
May 2, 2022	July 5, 2022	July 28, 2022	$0.02
August 3, 2022	October 3, 2022	October 28, 2022	$0.12
November 2, 2022	December 30, 2022	January 27, 2023	$0.38

9. EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2023	2022	2021
Net increase (decrease) in net assets from operations	$19,506	$1,923	$(1,358)
Weighted average shares outstanding	10,743,693	4,489,749	667,932
Basic and diluted earnings (loss) per share	$1.82	$0.43	$(2.03)

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10. TAX INFORMATION

The below table presents the tax character of distributions:

	December 31, 2023	December 31, 2022	For the period from October 29, 2021 (commencement of operations) to December 31, 2021
Distributions paid from:
Ordinary Income	$18,943	$4,374	$—
Net Long-Term Capital Gains	1	—	—
Total Taxable Distributions	$18,944	$4,374	$—

As of the date indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Undistributed Ordinary Income - net	$81	$14	$—
Undistributed Long-Term Capital Gains	569	1	—
Total Undistributed Earnings	$650	$15	$—
Capital Loss Carryforward
Perpetual Long-Term	$—	$—	$—
Perpetual Short-Term	—	—	—
Timing Differences (Organizational Costs/Late Year Ordinary Loss Deferral/Post-October Capital Loss Deferral)	(442)	(454)	(474)
Unrealized Earnings (Losses)—net	(1,546)	(1,469)	182
Total Accumulated Earnings (Losses)—net	$(1,338)	$(1,908)	$(292)

As of the date indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Tax cost	$466,307	$250,838	$52,452
Gross unrealized appreciation	4,128	746	237
Gross unrealized depreciation	(5,674)	(2,215)	(55)
Net unrealized investment appreciation (depreciation)	$(1,546)	$(1,469)	$182

In order to present certain components of the Company's capital accounts on a tax-basis, certain reclassifications have been recorded to the Company's accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses, net operating losses and differences in the tax treatment of underlying investments. For the years ended December 31, 2023, 2022 and 2021, the Company reclassified ($8), ($835), and ($1,066) from total distributable earnings (loss) to paid-in capital in excess of par.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	December 31, 2023	December 31, 2022	December 31, 2021
Net increase (decrease) in net assets resulting from operations	$19,506	$1,923	$(1,358)
Adjustments:
Net unrealized losses (gains)	77	1,651	(182)
Income not currently taxable	8	11	—
Income for tax but not for book	22	—	—
Expenses not currently deductible	—	837	605
Expenses for tax but not for book	(33)	(33)	(5)
Taxable income net of capital loss carryforward	$19,580	$4,389	$(940)
Nondeductible net investment loss	—	—	940
Taxable income(1)	$19,580	$4,389	$—

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

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2023	2022	2021
Per Share Data:(1)
NAV, beginning of period	$18.25	$18.73	$20.00
Net investment income (loss)	1.86	0.80	(2.35)
Net realized and unrealized gains (losses)(2)	—	(0.76)	1.08
Net increase (decrease) in net assets from operations(2)	$1.86	$0.04	$(1.27)
Distributions declared from net investment income	(1.74)	(0.52)	—
Total increase (decrease) in net assets	$0.12	$(0.48)	$(1.27)

NAV, end of period	$18.37	$18.25	$18.73
Shares outstanding, end of period	13,921,733	9,405,496	1,437,574
Weighted average shares outstanding	10,743,693	4,489,749	667,932
Total return based on NAV(3)	10.19%	0.21%	(6.35%)
Supplemental Data/Ratio(4):
Net assets, end of period	$255,768	$171,656	$26,928
Ratio of net expenses to average net assets	10.44%	8.20%	59.58%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	2.76%	5.32%	56.51%
Ratio of interest and other debt expenses to average net assets	6.10%	2.92%	2.81%
Ratio of incentive fees to average net assets	1.58%	(0.04%)	0.26%
Ratio of total expenses to average net assets	10.44%	8.43%	60.17%
Ratio of net investment income to average net assets	10.04%	4.37%	(54.18%)
Portfolio turnover	10%	7%	0%

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

On February 27, 2024, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period January 1, 2024 through March 31, 2024, payable on or about April 29, 2024 to shareholders of record as of April 2, 2024.

Goldman Sachs Middle Market Lending Corp II. – Tax Information (unaudited)

During the year ended December 31, 2023, the Company designated 79.54% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

During the year ended December 31, 2023, the Company designated 98.61% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

Pursuant to Section 852 of the Internal Revenue Code, the Company designated $522, or if different, the maximum amount allowable, as capital gain dividends paid during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company designated $23,569 as short-term capital gain dividends pursuant to Section 871(k) of the Internal Revenue Code.

OTHER INFORMATION (unaudited)

Effective from April 12, 2016 and solely for the purpose of marketing the Company in the United Kingdom (“UK”), the Investment Adviser identified itself as the alternative investment fund manager (“AIFM”) of the Company. As an AIFM, the Investment Adviser is responsible for complying with the UK marketing rules implementing the Alternative Investment Fund Managers Directive (Directive 2011/61/EU) (the “Directive”).

In accordance with these rules, the AIFM is required to make available an annual report on Form 10-K for the financial year of the Company, containing certain disclosures as set out in Article 22 and 23 of the Directive. The disclosures set out below are included to satisfy these requirements as they have not been disclosed elsewhere in this annual report on Form 10-K.

I. Remuneration

The following disclosures are made in accordance with Article 107 of the EU Commission Delegated Regulation C (2012) 8370 in respect of the AIFM, which is part of GS Group Inc. GS Group Inc.’s global remuneration philosophy, structure and process for setting remuneration generally applies to employees of the AIFM in the same manner as to other employees globally. References to the “firm” and “we” throughout this disclosure include GS Group Inc., the AIFM and any subsidiaries and affiliates

a. Remuneration Program Philosophy

The remuneration philosophy and the objectives of the remuneration program for the AIFM are reflected in the Compensation Policy Statement as adopted by the Board of Directors of the AIFM, which includes the following:

1.
We pay for performance – this is an absolute requirement under our compensation program and inherent in our culture.
2.
We structure compensation, especially at senior levels, to align with GS Group’s shareholders’ long-term interests and the interests of the funds that the firm manages.
3.
We use compensation as an important tool to attract, retain and motivate talent.
4.
We align total compensation with corporate performance over the period.

The AIFM’s remuneration program is intended to be flexible enough to allow responses to changes in market conditions, but grounded in a framework that maintains effective remuneration practices.

b. Remuneration Governance

The Board of Directors of the AIFM is responsible for supervising the planning, implementation and revision of the compensation policy of the AIFM, subject to the oversight of the Compensation Committee of the Board of Directors of GS Group Inc. (the “GS Group Compensation Committee”), the ultimate parent of the AIFM.

The members of the GS Group Compensation Committee at the end of 2023 were Kimberley D. Harris (Chair), M. Michele Burns, Kevin R. Johnson, Ellen J. Kullman, Lakshmi N. Mittal, and Adebayo O. Ogunlesi (ex-officio). None of the members of the GS Group Compensation Committee was an employee of the firm. All members of the GS Group Compensation Committee were “independent” within the meaning of the New York Stock Exchange Rules and the firm’s Director Independence Policy.

The GS Group Compensation Committee has for several years recognised the importance of using an independent remuneration consultant that is appropriately qualified and that provides services solely to the GS Group Compensation Committee and not to the firm. The Compensation Committee continued to retain an independent remuneration consultant in 2023.

GS Group Inc’s global process for setting variable remuneration (including the requirement to consider risk and compliance issues) applies to employees of the AIFM in the same way as to employees of other entities and in other regions and is subject to oversight by the senior management of the firm in the region.

c. Link Between Pay and Performance

Annual remuneration for employees is generally comprised of fixed and variable remuneration. The AIFM’s remuneration practices provide for variable remuneration determinations to be made on a discretionary basis. Variable remuneration is based on multiple factors and is not set as a fixed percentage of revenue or by reference to any other formula. Firmwide performance is a key factor in determining variable remuneration.

d. Performance Measurement

Year-end variable remuneration is determined through a discretionary process that relies on certain qualitative and quantitative metrics (amongst other factors) against which we assess performance at year-end. We do not set specific goals, targets or other objectives for purposes of determining year-end variable remuneration nor do we set an initial remuneration pool that is adjusted for any such goals, targets or other objectives. Such metrics are not formulaic nor given any specific weight. In addition, employees are evaluated annually as part of the annual performance review process.

e. Risk Adjustment

Prudent risk management is a hallmark of both the firm and the AIFM’s culture and sensitivity to risk and risk management are key elements in assessing employee performance, including as part of the annual performance review process noted above. To that end, the Board of GS Group Inc. approved a sixth compensation principle “Promote a strong risk management and control environment” to underscore the importance of sound risk management.

We take risk into account in setting the amount and form of variable remuneration for employees. We provide guidelines to assist compensation managers when applying discretion during the remuneration process to promote consistent consideration of the different metrics/factors considered during the remuneration process. Further, to ensure the independence of control function employees, remuneration for those employees is not determined by individuals in revenue-producing positions but rather by the management of the relevant control function.

f. Structure of Remuneration

1.
Fixed Remuneration: Comprised of base salary and, where applicable, fixed allowances.
2.
Variable Remuneration: For employees with total and variable remuneration above a specific threshold, variable remuneration is generally paid in a combination of cash and equity-based remuneration. In general, the portion paid in the form of an equity-based award increases as variable remuneration increases.

g. Total Remuneration

Staff remuneration for the financial period ending December 31, 2023:

Total remuneration for the financial year ending 31 December 2023 paid by the AIFM to 145 staff in respect of the management of the assets of the Company	US $2,928,656, made up of: • US $1,084,207 fixed remuneration • US $1,844,449 variable remuneration
Which includes:
(a) Remuneration paid by the AIFM to senior management	US $1,176,581
(b) Remuneration paid by the AIFM to other staff members whose actions have a material impact on the risk profile of the Company	US $1,752,075

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

The country of domicile of the Company is the United States. The Company's shares may only be offered in Switzerland to qualified investors within the meaning of Art. 10 CISA. Funds other than the represented Company are either closed for new investments and/or may not be offered and/or advertised in Switzerland.

Swiss Representative: FIRST INDEPENDENT FUND SERVICES LTD, Feldeggstrasse 12, CH-8008 Zurich.

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

In respect of the period ended December 31, 2023, there have been no material changes to the information listed in Article 23 of the Directive.

V. Service Provider Not Previously Disclosed

Legal Counsel

Fried, Frank, Harris, Shriver & Jacobson LLP

One New York Plaza

New York, NY 10004

USA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

a)
None.
b)
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 79 of this annual report on Form 10-K.
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

10.9

Senior Secured Revolving Credit Agreement, dated as of February 28, 2023, between the Company, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank as the Administrative Agent, Truist Securities, Inc. as Sole Book Runner and Joint Lead Arranger, BofA Securities, Inc., State Street Bank and Trust Company, and Sumitomo Mitsui Banking Corporation as Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01461), filed on May 9, 2023).

10.10

Third Amendment to Revolving Credit Agreement, dated as of November 9, 2023, by and among the Company, as Borrower and Bank of America, N.A., as the Administrative Agent, Lead Arranger, Sole Bookrunner, Structuring Agent, Letter of Credit Issuer, and a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01461), filed on November 14, 2023).

14.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 000-56369), filed on March 4, 2022).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File No. 000-56369), filed on March 4, 2022).

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Date: March 5, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: March 5, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Alex Chi, David Miller, Stanley Matuszewski and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2024.

Signature	Title

/s/ Alex Chi Alex Chi	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ David Miller David Miller	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ Stanley Matuszewski Stanley Matuszewski	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ John Lanza	Principal Accounting Officer
John Lanza

/s/ Timothy J. Leach Timothy J. Leach	Chairperson of the Board of Directors

/s/ Karole Dill Barkley Karole Dill Barkley	Director

/s/ Carlos E. Evans Carlos E. Evans	Director

/s/ Tracy Grooms Tracy Grooms	Director

/s/ Richard A. Mark Richard A. Mark	Director

/s/ Katherine Uniacke	Director
Katherine Uniacke