Form 10-Q
period 2024-03-31
Goldman Sachs Middle Market Lending Corp. II
filed 2024-05-09
CIK 1865174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 9, 2024 was 16,768,833.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report, because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024 (Unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $509,063 and $460,382)	$512,795	$459,660
Non-controlled affiliated investments (cost of $13,150 and $5,019)	13,592	5,310
Total investments, at fair value (cost of $522,213 and $465,401)	$526,387	$464,970
Investments in affiliated money market fund (cost of $6,954 and $905)	6,954	905
Cash	8,952	8,543
Interest and dividends receivable	4,578	3,774
Deferred financing costs	2,543	2,874
Other assets	95	20
Total assets	$549,509	$481,086
Liabilities
Debt	$277,888	$214,459
Interest and other debt expenses payable	1,603	1,273
Management fees payable	941	771
Incentive fees based on income payable	1,908	3,152
Incentive fees based on capital gains payable	258	—
Distribution payable	—	4,873
Accrued expenses and other liabilities	868	790
Total liabilities	$283,466	$225,318
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized and no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 13,921,733 and 13,921,733 shares issued and outstanding as of March 31, 2024 and December 31, 2023)	14	14
Paid-in capital in excess of par	257,092	257,092
Distributable earnings (loss)	8,937	(1,338)
Total net assets	$266,043	$255,768
Total liabilities and net assets	$549,509	$481,086
Net asset value per share	$19.11	$18.37

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$14,390	$6,923
Payment-in-kind income	843	704
Other income	241	117
From non-controlled affiliated investments:
Interest income	150	97
Dividend income	60	28
Other income	3	4
Total investment income	$15,687	$7,873
Expenses:
Interest and other debt expenses	$5,214	$2,118
Management fees	941	497
Incentive fees based on income	1,908	—
Incentive fees based on capital gains	258	—
Professional fees	288	219
Directors’ fees	167	167
Directors’ and officers’ liability insurance	23	17
Other general and administrative expenses	341	303
Total expenses	$9,140	$3,321
Net investment income (loss)	$6,547	$4,552
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(1,426)	$11
Foreign currency transactions	1	260
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	4,454	(239)
Non-controlled affiliated investments	151	11
Foreign currency translations	548	(788)
Net realized and unrealized gains (losses)	$3,728	$(745)
Net increase (decrease) in net assets from operations	$10,275	$3,807
Weighted average shares outstanding	13,921,733	9,432,437
Basic and diluted net investment income (loss) per share	$0.47	$0.48
Basic and diluted earnings (loss) per share	$0.74	$0.40

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

Net assets at beginning of period	$255,768	$171,656
Increase (decrease) in net assets from operations:
Net investment income (loss)	$6,547	$4,552
Net realized gain (loss)	(1,425)	271
Net change in unrealized appreciation (depreciation)	5,153	(1,016)
Net increase (decrease) in net assets from operations	$10,275	$3,807
Capital transactions:
Issuance of common shares	$—	$1,145
Net increase in net assets from capital transactions	$—	$1,145
Total increase (decrease) in net assets	$10,275	$4,952
Net assets at end of period	$266,043	$176,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$10,275	$3,807
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(60,696)	(23,989)
Payment-in-kind interest capitalized	(832)	(710)
Investments in affiliated money market fund, net	(6,049)	(7,313)
Proceeds from sales of investments and principal repayments	3,911	661
Net realized (gain) loss on investments	1,426	(11)
Net change in unrealized (appreciation) depreciation on investments	(4,605)	228
Net change in unrealized (appreciation) depreciation on foreign currency translation	24	(2)
Amortization of premium and accretion of discount, net	(621)	(225)
Amortization of deferred financing costs	358	183
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(804)	44
(Increase) decrease in other assets	(75)	(77)
Increase (decrease) in interest and other debt expenses payable	330	147
Increase (decrease) in management fees payable	170	104
Increase (decrease) in incentive fees based on income payable	(1,244)	—
Increase (decrease) in incentive fees based on capital gains payable	258	—
Increase (decrease) in accrued expenses and other liabilities	78	33
Net cash provided by (used for) operating activities	$(58,096)	$(27,120)
Cash flows from financing activities:
Proceeds from issuance of common stock	$—	$1,145
Offering costs paid	—	(37)
Distributions paid	(4,873)	(3,574)
Financing costs paid	(27)	(2,883)
Borrowings on debt	63,429	32,513
Net cash provided by (used for) financing activities	$58,529	$27,164
Net increase (decrease) in cash	$433	$44
Effect of foreign exchange rate changes on cash and cash equivalents	(24)	2
Cash, beginning of period	8,543	3,675
Cash, end of period	$8,952	$3,721
Supplemental and non-cash activities
Interest expense paid	$4,220	$1,643
Exchange of investments	$15,880	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2024

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 195.73%
Canada - 10.70%
1st Lien/Senior Secured Debt - 10.70%
Trader Corporation	Automobiles	12.04%	C + 6.75%	12/21/29	CAD 16,878	$12,236	$12,460	(5) (6) (7)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD 1,279	(10)	—	(5) (6) (7) (8)
Recochem, Inc	Chemicals	11.15%	C + 5.75%	11/01/30	CAD 7,971	5,639	5,825	(5) (6) (7)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD 1,941	(13)	(14)	(5) (6) (7) (8)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD 1,294	(18)	(10)	(5) (6) (7) (8)
Recochem, Inc	Chemicals	11.06%	S + 5.75%	11/01/30	1,762	1,728	1,744	(5) (6) (7)
iWave Information Systems, Inc.	Software	11.58%	S + 6.25%	11/23/28	8,802	8,619	8,582	(5) (6) (7)
iWave Information Systems, Inc.	Software		S + 6.25%	11/23/28	4,380	(21)	(109)	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt						28,160	28,478
Total Canada						$28,160	$28,478
United Kingdom - 8.93%
1st Lien/Senior Secured Debt - 8.93%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 1.00% PIK)	07/25/28	GBP 12,471	$14,807	$15,308	(5) (6) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 1.00% PIK)	07/25/28	GBP 10,493	6,108	6,333	(5) (6) (7) (8)
Bigchange Group Limited	Software	11.47%	SN + 6.00%	12/23/26	GBP 1,400	1,855	1,732	(5) (6) (7)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP 326	389	378	(5) (6) (7) (8)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP 280	(4)	(7)	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt						23,155	23,744
Total United Kingdom						$23,155	$23,744
United States - 176.10%
1st Lien/Senior Secured Debt - 159.86%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.06%	S + 6.75%	01/09/30	$7,676	$7,479	$7,599	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 6.75%	01/09/28	1,981	(38)	(20)	(6) (7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.06%	S + 6.75%	01/09/30	5,865	5,756	5,806	(6) (7)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	1,743	(33)	(35)	(6) (7) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	11.06%	S + 5.75%	11/15/30	10,461	10,259	10,251	(6) (7)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	8,378	—	—	(6) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	1,081	—	—	(6) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	541	—	—	(6) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	10.57%	S + 5.25%	02/07/31	6,348	6,223	6,221	(6)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31	2,809	(28)	(28)	(6) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31	843	(17)	(17)	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.93%	S + 6.50%	08/01/29	4,787	4,677	4,739	(6) (7)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	722	(8)	(7)	(6) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.93%	S + 6.50%	08/01/29	481	182	188	(6) (7) (8)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.31%	S + 6.00%	10/31/29	4,408	4,314	4,320	(6) (7)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies		S + 6.00%	10/31/29	690	(14)	(14)	(6) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	03/19/30	922	—	—	(6) (8)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	03/19/31	2,459	—	—	(6) (8)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	03/19/31	6,685	—	—	(6) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	11.30%	S + 6.00%	10/04/30	8,955	8,742	8,821	(6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	1,045	(24)	(16)	(6) (7) (8)
DFS Holding Company, Inc.	Distributors	12.43%	S + 7.00%	01/31/29	4,122	4,016	4,060	(6) (7)
DFS Holding Company, Inc.	Distributors	12.43%	S + 7.00%	01/31/29	866	287	289	(6) (7) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	12.18%	S + 6.75%	11/01/28	6,680	6,516	6,647	(6) (7)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	12.18%	S + 6.75%	11/01/28	638	49	61	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.44%	S + 6.00%	07/06/27	$3,439	$3,390	$3,413	(6) (7) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.44%	S + 6.00%	07/06/27	2,400	1,233	1,242	(6) (7) (8) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.44%	S + 6.00%	07/06/27	600	52	56	(6) (7) (8) (9)
Spotless Brands, LLC	Diversified Consumer Services	12.23%	S + 6.75%	07/25/28	10,591	10,332	10,512	(6) (7)
Spotless Brands, LLC	Diversified Consumer Services	12.21%	S + 6.75%	07/25/28	1,642	1,600	1,629	(6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	13.68%	S + 7.88% (Incl. 0.38% PIK)	08/14/28	7,310	7,078	7,237	(6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	13.69%	S + 7.88% (Incl. 0.38% PIK)	08/14/28	1,257	187	197	(6) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.88% (Incl. 0.38% PIK)	08/14/28	209	(6)	(2)	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.47%	S + 6.00%	12/21/27	6,163	5,246	5,319	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.21%	S + 5.75%	12/21/27	1,999	1,972	1,979	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.23%	S + 5.75%	12/21/27	270	246	247	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.21%	S + 5.75%	12/21/27	671	662	665	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.21%	S + 5.75%	12/21/27	667	658	660	(6) (7)
Checkmate Finance Merger Sub, LLC	Entertainment	11.90%	S + 6.50%	12/31/27	3,593	3,543	3,539	(6) (7)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27	367	(5)	(6)	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	1,019	(8)	(8)	(6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.81%	S + 5.50%	05/08/28	7,786	7,727	7,727	(6)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	340	(3)	(3)	(6) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	11.44%	S + 6.00%	01/25/28	6,228	6,152	5,792	(6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	11.44%	S + 6.00%	01/25/28	249	163	149	(6) (7) (8)
Computer Services, Inc.	Financial Services	10.59%	S + 5.25%	11/15/29	15,707	14,998	15,550	(6) (7)
Computer Services, Inc.	Financial Services		S + 5.25%	11/15/29	5,406	(26)	(54)	(6) (7) (8)
Computer Services, Inc.	Financial Services	10.59%	S + 5.25%	11/15/29	3,728	3,691	3,691	(6) (7)
Coretrust Purchasing Group LLC	Financial Services	11.83%	S + 6.50%	10/01/29	13,103	12,770	13,103	(6) (7)
Coretrust Purchasing Group LLC	Financial Services		S + 6.50%	10/01/29	1,932	(46)	—	(6) (7) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 6.50%	10/01/29	1,932	(23)	—	(6) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	548	(16)	(5)	(6) (7) (8)
Fullsteam Operations LLC	Financial Services	13.73%	S + 8.25%	11/27/29	9,798	9,471	9,700	(6) (7)
Fullsteam Operations LLC	Financial Services	13.73%	S + 8.25%	11/27/29	3,083	1,860	1,904	(6) (7) (8)
Fullsteam Operations LLC	Financial Services	13.73%	S + 8.25%	11/27/29	1,370	354	365	(6) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 7.00%	11/27/29	7,221	(53)	(72)	(6) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 7.00%	11/27/29	1,805	(13)	(18)	(6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.31%	S + 6.00%	06/01/28	6,739	6,638	6,335	(6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.31%	S + 6.00%	06/01/28	1,698	1,449	1,372	(6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.31%	S + 6.00%	06/01/28	857	845	806	(6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31	1,250	(12)	(12)	(6) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	10.58%	S + 5.25%	02/24/31	8,750	8,663	8,663	(6)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/30	1,566	(23)	(23)	(6) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/31	2,088	(15)	(16)	(6) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies	10.81%	S + 5.50%	02/28/31	11,223	11,056	11,055	(6)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.83%	S + 5.50%	05/11/28	4,250	4,183	4,207	(6) (7)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.83%	S + 5.50%	05/11/28	1,290	1,268	1,277	(6) (7)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.83%	S + 5.50%	05/11/28	615	208	209	(6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.50%	05/11/28	10,491	(117)	(105)	(6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	11.08%	S + 5.75%	05/11/28	2,901	2,835	2,872	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.18%	S + 6.75%	06/13/28	$4,134	$4,025	$4,031	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	2,777	(70)	(69)	(6) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	463	(12)	(12)	(6) (7) (8)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.43%	S + 7.00%	03/18/27	860	—	58	(6) (7) (8) (9) (10)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.43%	S + 7.00%	03/18/27	7,009	6,869	6,869	(6) (7) (9)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.95%	S + 5.50%	12/15/27	5,115	4,983	5,064	(6) (7)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	13.50%	P + 4.50%	12/15/27	259	44	45	(6) (7) (8)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.95%	S + 5.50%	12/15/27	1,181	1,164	1,169	(6) (7)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	11.68%	S + 6.25%	06/15/26	3,320	3,251	3,270	(6) (7)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	11.66%	S + 6.25%	06/15/26	1,679	939	947	(6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	10.95%	S + 5.50%	03/01/28	3,429	3,386	3,394	(6) (7)
SpendMend, LLC	Health Care Providers & Services	10.97%	S + 5.50%	03/01/28	456	177	178	(6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	10.96%	S + 5.50%	03/01/28	1,510	683	682	(6) (7) (8)
Businessolver.com, Inc.	Health Care Technology	10.91%	S + 5.50%	12/01/27	2,135	2,121	2,114	(6) (7)
Businessolver.com, Inc.	Health Care Technology	10.91%	S + 5.50%	12/01/27	318	75	73	(6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology	11.18%	S + 5.75%	04/09/26	400	400	397	(6) (7)
HealthEdge Software, Inc.	Health Care Technology	11.18%	S + 5.75%	04/09/26	4,243	4,201	4,211	(6) (7)
HealthEdge Software, Inc.	Health Care Technology	11.18%	S + 5.75%	04/09/26	6,208	6,208	6,161	(6) (7)
HealthEdge Software, Inc.	Health Care Technology		S + 5.75%	04/09/26	400	(4)	(3)	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	11.36%	S + 6.00%	05/11/29	3,571	3,514	3,464	(6) (7)
Intelligent Medical Objects, Inc.	Health Care Technology	11.38%	S + 6.00%	05/11/29	897	362	345	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	11.31%	S + 6.00%	05/11/28	400	58	52	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.93%	S + 7.50%	07/18/28	7,810	7,688	7,790	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.10%	S + 7.50%	07/18/28	605	173	180	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.94%	S + 7.50%	07/18/28	2,584	2,077	2,071	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.93%	S + 7.50%	07/18/28	770	764	768	(6) (7)
WebPT, Inc.	Health Care Technology	12.18%	S + 6.75%	01/18/28	3,255	3,221	3,190	(6) (7)
WebPT, Inc.	Health Care Technology	12.12%	S + 6.75%	01/18/28	278	232	229	(6) (7) (8)
WebPT, Inc.	Health Care Technology	12.17%	S + 6.75%	01/18/28	278	143	140	(6) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	398	(5)	(1)	(6) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	496	491	494	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	517	512	515	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	1,973	1,955	1,969	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	5,052	5,005	5,039	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.63%	S + 6.25%	04/15/27	2,757	455	474	(6) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	2,743	2,718	2,737	(6) (7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,135	(21)	(20)	(6) (7) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	11.32%	S + 6.00%	10/02/29	5,471	5,368	5,375	(6) (7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,418	(13)	(25)	(6) (7) (8)
Kaseya Inc.	IT Services	11.31%	S + 6.00% (Incl. 2.50% PIK)	06/25/29	5,887	5,817	5,887	(6) (7)
Kaseya Inc.	IT Services	13.31%	S + 6.00% (Incl. 2.50% PIK)	06/25/29	350	20	22	(6) (7) (8)
Kaseya Inc.	IT Services	10.83%	S + 5.50%	06/25/29	351	84	88	(6) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.50%	07/18/28	728	(8)	(11)	(6) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.50%	07/18/28	364	(8)	(5)	(6) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.83%	S + 6.50%	07/18/28	5,651	5,520	5,567	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Recorded Books Inc. (dba RBMedia)	Media	11.58%	S + 6.25%	08/31/28	$749	$436	$447	(6) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	11.59%	S + 6.25%	09/03/30	9,228	8,989	9,136	(6) (7)
Amspec Parent, LLC	Professional Services	11.05%	S + 5.75%	12/05/30	7,046	6,876	6,976	(6) (7)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/30	1,016	(12)	(10)	(6) (7) (8)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/29	952	(23)	(10)	(6) (7) (8)
iCIMS, Inc.	Professional Services	12.05%	S + 6.75%	08/18/28	1,703	92	63	(6) (7) (8)
iCIMS, Inc.	Professional Services	12.58%	S + 7.25% (Incl. 3.88% PIK)	08/18/28	18,791	18,552	18,227	(6) (7)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28	3,620	—	(109)	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.16%	S + 5.75%	11/30/27	1,968	1,942	1,949	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.19%	S + 5.75%	11/30/27	2,001	1,973	1,981	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	13.25%	P + 4.75%	11/30/27	349	10	11	(6) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	938	—	(9)	(6) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.84%	S + 6.50%	07/01/27	9,062	9,062	8,971	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.81%	S + 6.50%	07/01/30	2,934	2,866	2,920	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	07/01/30	487	(8)	(2)	(6) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.80%	S + 6.50%	07/01/30	192	190	191	(6) (7)
CloudBees, Inc.	Software	12.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	1,484	1,427	1,484	(6) (7)
CloudBees, Inc.	Software	12.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	3,459	3,335	3,459	(6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software	12.06%	S + 6.75%	11/08/30	11,141	10,873	10,863	(6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	1,161	(27)	(29)	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 3.50%	01/17/31	945	(9)	(9)	(6) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	12.78%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	6,674	6,610	6,608	(6)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31	997	(6)	(10)	(6) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.93%	S + 5.50%	12/01/28	4,848	4,839	4,824	(6) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/02/27	550	(1)	(3)	(6) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/01/28	1,512	(1)	(8)	(6) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.93%	S + 5.50%	12/01/28	205	203	204	(6) (7)
NAVEX TopCo, Inc.	Software		S + 5.75%	11/09/28	810	(15)	(2)	(8)
NAVEX TopCo, Inc.	Software	11.07%	S + 5.75%	11/08/30	9,190	9,013	9,167
Ncontracts, LLC	Software	11.80%	S + 6.50%	12/11/29	15,677	15,297	15,442	(6) (7)
Ncontracts, LLC	Software	11.82%	S + 6.50%	12/11/29	1,447	111	123	(6) (7) (8)
Ncontracts, LLC	Software		S + 6.50%	12/11/29	1,447	(17)	(22)	(6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 5.00%	05/03/29	1,800	—	—	(5) (6) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 5.00%	05/03/29	1,904	—	—	(5) (6) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 5.00%	05/03/29	8,173	—	—	(5) (6) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		SN + 5.00%	05/03/29	GBP 921	—	—	(5) (6) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		N + 5.00%	05/03/29	NOK 20,196	—	—	(5) (6) (8)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28	405	126	129	(6) (7) (8)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28	5,388	5,272	5,307	(6) (7)
Rubrik, Inc.	Software	12.47%	S + 7.00%	08/17/28	10,877	10,779	10,877	(6) (7)
Rubrik, Inc.	Software	12.47%	S + 7.00%	08/17/28	1,520	505	518	(6) (7) (8)
Singlewire Software, LLC	Software	11.31%	S + 6.00%	05/10/29	7,756	7,550	7,679	(6) (7)
Singlewire Software, LLC	Software		S + 6.00%	05/10/29	1,251	(32)	(13)	(6) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Software	11.84%	S + 6.50%	07/01/27	9,553	9,366	9,458	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	03/01/29	$1,785	$—	$—	(6) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	03/01/31	7,650	—	—	(6) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	03/01/31	14,025	—	—	(6) (8)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.57%	S + 6.25%	09/29/27	5,736	5,685	5,679	(6) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.08%	S + 5.75%	10/07/30	5,228	1,501	1,453	(6) (7) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.08%	S + 5.75%	10/07/30	6,637	6,480	6,471	(6) (7)
Total 1st Lien/Senior Secured Debt						422,873	425,307
1st Lien/Last-Out Unitranche (11) - 16.24%
EDB Parent, LLC (dba Enterprise DB)	Software	12.08%	S + 6.75%	07/07/28	$6,169	$6,041	$6,046	(6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	12.08%	S + 6.75%	07/07/28	2,401	1,278	1,229	(6) (7) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.58%	S + 6.25%	12/07/28	6,255	6,196	6,193	(6) (7)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.58%	S + 6.25%	12/07/28	3,745	917	915	(6) (7) (8)
K2 Towers III, LLC	Wireless Telecommunication Services	11.86%	S + 6.55%	12/06/28	10,000	8,223	8,218	(6) (7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.93%	S + 6.61%	12/22/28	3,203	3,172	3,171	(6) (7)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.93%	S + 6.61%	12/22/28	2,005	59	58	(6) (7) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	12.16%	S + 6.83%	02/01/29	3,715	64	63	(6) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	12.15%	S + 6.83%	02/01/29	6,285	6,223	6,222	(6)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.25%	S + 7.00%	08/24/28	6,222	6,149	6,160	(6) (7)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services		S + 7.00%	08/24/28	3,778	(43)	(38)	(6) (7) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	9.35%	S + 4.00%	08/31/28	6,668	4,943	4,962	(6) (7) (8)
Total 1st Lien/Last-Out Unitranche						43,222	43,199
Total United States						$466,095	$468,506
Total Debt Investments						$517,410	$520,728

Investment (1)	Industry (2)	Initial Acquisition Date(13)	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 2.13%
United States - 2.13%
Common Stock - 0.39%
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	400	$400	$748	(6) (7) (9) (12)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	2,700	270	295	(6) (7) (12)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	7,091,071	—	—	(7) (9) (12)
Total Common Stock				670	1,043
Preferred Stock - 1.73%
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	3,440,568	$1,206	$1,206	(7) (9) (12)
CloudBees, Inc.	Software	11/24/21	134,557	1,505	1,846	(6) (7) (12)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	1,237	1,206	1,535	(6) (7) (12)
Total Preferred Stock				3,917	4,587
Warrants - 0.01%
CloudBees, Inc.	Software	11/24/21	38,977	$216	$29	(6) (7) (12)
Total Warrants				216	29
Total United States				$4,803	$5,659
Total Equity Securities				4,803	5,659
Total Investments - 197.86%				$522,213	$526,387
Investments in Affiliated Money Market Fund - 2.61%
United States - 2.61%
Goldman Sachs Financial Square Government Fund - Institutional Shares			6,954,248	$6,954	$6,954	(14) (15)
Total United States				$6,954	$6,954
Total Investments in Affiliated Money Market Fund				$6,954	$6,954
Total Investments and Investments in Affiliated Money Market Fund - 200.47%				$529,167	$533,341

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), NIBOR ("N"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 6 month, 3 month or 1 month S rates. As of March 31, 2024, 1 month S was 5.33%, 3 month S was 5.30%, 6 month S was 5.22%, SN was 5.19%, 1 month C was 5.29%, 3 month C was 5.30%, P was 8.50%, and 3 month N was 4.73%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), Canadian dollar ("CAD"), or Norwegian Krone ("NOK").
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, the aggregate fair value of these securities is $52,222 or 9.50% of the Company’s total assets.
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
(10)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies".
(11)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(12)
Non-income producing security.
(13)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of March 31, 2024, the aggregate fair value of these securities is $5,659 or 2.13% of the Company's net assets. The initial acquisition dates have been included for such securities.
(14)
The annualized seven-day yield as of March 31, 2024 is 5.21%.
(15)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

PIK - Payment-In-Kind

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2023

(in thousands, except share and per share amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 180.11%
Canada - 11.23%
1st Lien/Senior Secured Debt - 11.23%
Trader Corporation	Automobiles	12.19%	C + 6.75%	12/21/29	16921	$12,258	$12,642	(5) (6) (7)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	1279	(11)	(10)	(5) (6) (7) (8)
Recochem, Inc	Chemicals	11.14%	C + 5.75%	11/01/30	1,762	1,727	1,727	(5) (6)
Recochem, Inc	Chemicals	11.58%	C + 5.75%	11/01/30	7971	5,636	5,895	(5) (6)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	1941	(14)	(15)	(5) (6) (8)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	1294	(18)	(20)	(5) (6) (8)
iWave Information Systems, Inc.	Software	12.25%	S + 6.75%	11/23/28	8,824	8,634	8,603	(5) (6) (7)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28	4,380	(22)	(109)	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt						28,190	28,713
Total Canada						$28,190	$28,713
United Kingdom - 9.20%
1st Lien/Senior Secured Debt - 9.20%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 8.50% PIK)	07/25/28	GBP 12,210	$14,463	$15,135	(5) (6) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 8.50% PIK)	07/25/28	GBP 10,491	6,092	6,393	(5) (6) (7) (8)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP 1,400	1,854	1,749	(5) (6) (7)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP 213	270	266	(5) (6) (7)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP 280	(5)	(7)	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt						22,674	23,536
Total United Kingdom						$22,674	$23,536
United States - 159.68%
1st Lien/Senior Secured Debt - 146.55%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.10%	S + 6.75%	01/09/30	$7,696	$7,492	$7,542	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 6.75%	01/09/28	1,981	(41)	(40)	(6) (7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.10%	S + 6.75%	01/09/30	5,880	5,767	5,762	(6) (7)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	1,743	(34)	(35)	(6) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	11.12%	S + 5.75%	11/15/30	10,461	10,254	10,251	(6)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	8,378	—	—	(6) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/27	1,081	—	—	(6) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	541	—	—	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.96%	S + 6.50%	08/01/29	4,799	4,685	4,703	(6) (7)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	722	(8)	(14)	(6) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.96%	S + 6.50%	08/01/29	481	133	135	(6) (7) (8)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.38%	S + 6.00%	10/31/29	4,419	4,322	4,320	(6)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies		S + 6.00%	10/31/29	690	(15)	(16)	(6) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	11.35%	S + 6.00%	10/04/30	8,955	8,739	8,731	(6)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	1,045	(25)	(26)	(6) (8)
DFS Holding Company, Inc.	Distributors	12.46%	S + 7.00%	01/31/29	4,133	4,022	4,071	(6) (7)
DFS Holding Company, Inc.	Distributors	12.46%	S + 7.00%	01/31/29	867	287	290	(6) (7) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.86%	S + 6.50%	11/01/28	6,697	6,526	6,630	(6) (7)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.96%	S + 6.50%	11/01/28	638	48	57	(6) (7) (8)
Groundworks, LLC	Diversified Consumer Services	11.90%	S + 6.50%	03/14/30	2,101	2,046	2,059	(6) (7)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/30	96	(5)	(2)	(6) (7) (8)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/29	109	(3)	(2)	(6) (7) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.47%	S + 6.00%	07/06/27	3,448	3,396	3,396	(6) (7) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.47%	S + 6.00%	07/06/27	2,400	1,231	1,224	(6) (7) (8) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	600	(8)	(9)	(6) (7) (8) (9)

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

On October 4, 2021 ("Initial Closing Date"), the Company began accepting subscription agreements ("Subscription Agreements") from investors acquiring shares of its common stock of the Company in the Company's private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their capital commitment to purchase shares each time the Company delivers a drawdown notice. The final date on which the Company accepted Subscription Agreements occurred on March 24, 2023 (the “Final Closing Date”). See Note 11 "Subsequent Events" for information about the Company's most recent capital drawdown notice.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is U.S. dollars ("USD") and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2024. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Prepayment premiums	$5	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$213	$6

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another Account (as defined below) managed by the Investment Adviser.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2024, the Company did not have any investments on non-accrual status. As of December 31, 2023, the Company had an investment held in one portfolio company on non-accrual status, which represented 2.0% and 1.6% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2024 and December 31, 2023, the Company held an aggregate cash balance of $8,952 and $8,543. Foreign currency of $2,220 and $1,828 (acquisition cost of $2,227 and $1,811) is included in cash as of March 31, 2024 and December 31, 2023.

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

Organization Costs

Organization costs include costs relating to the formation and organization of the Company. These costs were expensed as incurred. Upon the Initial Drawdown Date, stockholders bore such costs. Investors making capital commitments after the Initial Drawdown Date will bear a pro rata portion of such costs at the time of their first investment in the Company.

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

For the three months ended March 31, 2024 and 2023, Management Fees amounted to $941 and $497. As of March 31, 2024, $941 remained payable.

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

For the three months ended March 31, 2024 and 2023, Incentive Fees based on income amounted to $1,908 and $0. As of March 31, 2024, $1,908 remained payable.

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

For the three months ended March 31, 2024 and 2023, the Company accrued Incentive Fees based on capital gains under GAAP of $258 and $0, which were not realized.

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

For the three months ended March 31, 2024 and 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $99 and $91. As of March 31, 2024, $93 remained payable.

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

For the three months ended March 31, 2024 and 2023, the Company incurred expenses for services provided by the Transfer Agent of $98 and $65. As of March 31, 2024, $98 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$905	$40,779	$(34,730)	$—	$—	$6,954	$60
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	8,075	—	—	58	8,133	8
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	5,310	66	(10)	—	93	5,459	145
Total Non-Controlled Affiliates	$6,215	$48,920	$(34,740)	$—	$151	$20,546	$213
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$174,325	$(173,420)	$—	$—	$905	$162
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	3,843	1,268	(34)	—	233	5,310	474
Total Non-Controlled Affiliates	$3,843	$175,593	$(173,454)	$—	$233	$6,215	$636

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of March 31, 2024 and December 31, 2023, there were $225 and $161, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$474,188	$477,529	$428,177	$427,084
1st Lien/Last-Out Unitranche	43,222	43,199	33,627	33,588
Preferred Stock	3,917	4,587	2,711	3,316
Common Stock	670	1,043	670	954
Warrants	216	29	216	28
Total investments	$522,213	$526,387	$465,401	$464,970

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	March 31, 2024		December 31, 2023
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	21.0%	41.5%	19.9%	36.2%
Financial Services	14.2	28.2	12.9	23.4
Diversified Consumer Services	7.8	15.4	9.0	16.3
Wireless Telecommunication Services	6.8	13.5	5.7	10.4
Health Care Providers & Services	6.7	13.3	7.4	13.4
IT Services	6.3	12.4	7.0	12.8
Health Care Technology	5.9	11.7	6.5	11.8
Professional Services	5.5	10.9	6.2	11.3
Chemicals	3.4	6.7	3.8	7.0
Commercial Services & Supplies	2.9	5.8	2.0	3.6
Aerospace & Defense	2.5	5.0	2.9	5.2
Automobiles	2.4	4.7	2.7	4.9
Insurance	2.1	4.2	2.3	4.2
Health Care Equipment & Supplies	2.1	4.2	—	—
Media	1.8	3.6	1.9	3.5
Real Estate Mgmt. & Development	1.7	3.4	2.1	3.8
Consumer Staples Distribution & Retail	1.7	3.3	1.9	3.4
Trading Companies & Distributors	1.5	3.0	1.7	3.1
Textiles, Apparel & Luxury Goods	1.1	2.1	1.2	2.2
Leisure Products	1.1	2.1	1.2	2.2
Distributors	0.8	1.6	0.9	1.7
Entertainment	0.7	1.3	0.8	1.4
Specialty Retail (1)	—	—	—	—
Total	100.0%	197.9%	100.0%	181.8%

(1) Amount rounds to less than 0.01%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2024	December 31, 2023
United States	90.1%	88.8%
Canada	5.4	6.2
United Kingdom	4.5	5.0
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$428,216	Discounted cash flows	Discount Rate	9.1% - 12.4%	10.5%
1st Lien/Last-Out Unitranche	36,914	Discounted cash flows	Discount Rate	8.7% - 11.9%	10.5%
Equity
Preferred Stock	$2,741	Comparable multiples	EV/EBITDA(6)	10.0x - 31.2x	21.9x
	1,846	Comparable multiples	EV/Revenue	—	4.0x
Common Stock	1,043	Comparable multiples	EV/EBITDA(6)	9.3x - 16.0x	11.2x
Warrants	29	Comparable multiples	EV/Revenue	—	4.0x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$307,011	Discounted cash flows	Discount Rate	8.9% - 11.8%	10.5%
	7,603	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	16,988	Discounted cash flows	Discount Rate	8.9% - 11.7%	10.7%
Equity
Preferred Stock	$1,496	Comparable multiples	EV/EBITDA(6)	—	31.2x
	1,820	Comparable multiples	EV/Revenue	—	4.0x
Common Stock	954	Comparable multiples	EV/EBITDA(6)	9.3x - 16.0x	11.1x
Warrants	28	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of March 31, 2024, included within Level 3 assets of $526,387 is an amount of $55,598 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $465,130 or 89.3% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$477,529	$477,529	$—	$—	$427,084	$427,084
1st Lien/Last-Out Unitranche	—	—	43,199	43,199	—	—	33,588	33,588
Preferred Stock	—	—	4,587	4,587	—	—	3,316	3,316
Common Stock	—	—	1,043	1,043	—	—	954	954
Warrants	—	—	29	29	—	—	28	28
Investments in Affiliated Money Market Fund	6,954	—	—	6,954	905	—	—	905
Total	$6,954	$—	$526,387	$533,341	$905	$—	$464,970	$465,875

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2024
1st Lien/Senior Secured Debt	$427,084	$66,633	$(1,426)	$4,433	$(19,791)	$596	$—	$—	$477,529	$2,644
1st Lien/Last-Out Unitranche	33,588	9,569	—	17	—	25	—	—	43,199	17
Preferred Stock	3,316	1,206	—	65	—	—	—	—	4,587	65
Common Stock	954	—	—	89	—	—	—	—	1,043	89
Warrants	28	—	—	1	—	—	—	—	29	1
Total assets	$464,970	$77,408	$(1,426)	$4,605	$(19,791)	$621	$—	$—	$526,387	$2,816
For the Three Months Ended March 31, 2023
1st Lien/Senior Secured Debt	$239,700	$24,513	$11	$(358)	$(661)	$218	$—	$—	$263,423	$(358)
1st Lien/Last-Out Unitranche	6,295	186	—	(7)	—	7	—	—	6,481	(7)
Preferred Stock	2,826	—	—	162	—	—	—	—	2,988	162
Common Stock	768	—	—	19	—	—	—	—	787	19
Warrants	71	—	—	(44)	—	—	—	—	27	(44)
Total assets	$249,660	$24,699	$11	$(228)	$(661)	$225	$—	$—	$273,706	$(228)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2024 and December 31, 2023, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

On November 1, 2021, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 196% and 219%.

The Company’s outstanding debt was as follows:

	March 31, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
BoA Revolving Credit Facility(1)	$95,000	$95,000	$—	$95,000	$95,000	$—
Truist Revolving Credit Facility(2)	305,000	27,839	277,888	305,000	91,805	214,459
Total debt	$400,000	$122,839	$277,888	$400,000	$186,805	$214,459

(1)
Provides, under certain circumstances, a total borrowing capacity of $300,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2024, the Company had outstanding borrowings of $0. As of December 31, 2023, the Company had outstanding borrowings of $0.
(2)
Provides, under certain circumstances, a total borrowing capacity of $750,000. As of March 31, 2024, the Company had outstanding borrowings denominated in USD of $243,000, in GBP of £13,165 and in CAD of CAD 24,750. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $179,000, in GBP of £13,165 and in CAD of CAD 24,750.

The combined weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2024 and for the year ended December 31, 2023 were 7.53% and 7.46% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2024 and for the year ended December 31, 2023 was $249,756 and $134,147.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $95,000 as of March 31, 2024. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is May 24, 2024, subject to one option to extend the stated maturity date to November 22, 2024, upon the satisfaction of certain customary conditions (including payment of an extension fee equal to 0.20% of the aggregate principal amount of loans and commitments extended). The Company amended the BoA Revolving Credit Facility on July 26, 2022, November 14, 2022 and November 9, 2023. On April 26, 2024, the Company exercised its option to extend the stated maturity date to November 22, 2024 and satisfied the applicable customary conditions.

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

The BoA Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of stockholders’ ownership interest in the shares. The BoA Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of March 31, 2024, the Company was in compliance with these covenants.

Costs of $1,360 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of March 31, 2024 and December 31, 2023, outstanding deferred financing costs were $120 and $314.

The below table presents the summary information of the BoA Revolving Credit Facility:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

Borrowing interest expense	$—	$1,763
Facility fees	105	153
Amortization of financing costs	202	133
Total	$307	$2,049
Weighted average interest rate	—%	7.25%
Average outstanding balance	$—	$98,570

Truist Revolving Credit Facility

The Company entered into the Truist Revolving Credit Facility on February 28, 2023 with Truist Bank, as administrative agent, lead arranger, letter of credit issuer and lender.

The Truist Revolving Credit Facility is a multicurrency facility, and as of March 31, 2024, total commitments under the Truist Revolving Credit Facility were $305,000. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750,000. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 28, 2028.

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

The Company’s obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum shareholders’ equity, (ii) maintaining an asset coverage ratio of at least 1.50 to 1 and (iii) restrictions on industry concentrations in the Company’s investment portfolio. As of March 31, 2024, the Company was in compliance with these covenants.

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

Costs of $3,089 were incurred in connection with obtaining the Truist Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of March 31, 2024 and December 31, 2023, outstanding deferred financing costs were $2,423 and $2,560.

The below table presents the summary information of the Truist Revolving Credit Facility:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$4,679	$—
Facility fees	72	19
Amortization of financing costs	156	50
Total	$4,907	$69
Weighted average interest rate	7.53%	—%
Average outstanding balance	$249,756	$—

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$546,425	$287,410	47%	$546,425	$287,410	47%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of March 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	March 31, 2024	December 31, 2023
1st Lien/Senior Secured Debt
Admiral Buyer, Inc. (dba Fidelity Payment Services)	$1,358	$2,810
Amspec Parent, LLC	1,968	1,968
AQ Sunshine, Inc. (dba Relation Insurance)	2,675	3,155
Arrow Buyer, Inc. (dba Archer Technologies)	487	679
ASM Buyer, Inc.	9,757	9,757
Bigchange Group Limited	378	357
Blast Bidco Inc. (dba Bazooka Candy Brands)	1,045	1,045
BSI3 Menu Buyer, Inc (dba Kydia)	83	249
Businessolver.com, Inc.	241	268
Checkmate Finance Merger Sub, LLC	367	367
Circustrix Holdings, LLC (dba SkyZone)	1,092	1,092
Clearcourse Partnership Acquireco Finance Limited	6,547	6,612
Coding Solutions Acquisition, Inc.	10,891	10,891
Computer Services, Inc.	5,406	—
Coretrust Purchasing Group LLC	3,865	3,863
Crewline Buyer, Inc. (dba New Relic)	1,161	1,161
CST Buyer Company (dba Intoxalock)	574	574
DFS Holding Company, Inc.	564	564
Formulations Parent Corporation (dba Chase Corp)	1,743	1,742
Frontgrade Technologies Holdings Inc.	1,981	1,981
Fullsteam Operations LLC	11,714	4,068
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,942	—
Governmentjobs.com, Inc. (dba NeoGov)	2,061	2,062
GPS Phoenix Buyer, Inc. (dba Guidepoint)	2,553	2,553
Harrington Industrial Plastics, LLC	3,644	679
HealthEdge Software, Inc.	400	400
Highfive Dental Holdco, LLC	3,240	3,240
iCIMS, Inc.	5,209	5,223
Intelligent Medical Objects, Inc.	861	951
iWave Information Systems, Inc.	4,380	4,380
Kaseya Inc.	591	591
Kene Acquisition, Inc. (dba Entrust)	3,652	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	860	—
MerchantWise Solutions, LLC (dba HungerRush)	224	953
Millstone Medical Outsourcing, LLC	211	259
NAVEX TopCo, Inc.	810	810
Ncontracts, LLC	2,750	2,894
NFM & J, L.P. (dba the Facilities Group)	335	349
Northstar Acquisition HoldCo, LLC	14,831	—
Onyx CenterSource, Inc.	270	270
PDDS Holdco, Inc. (dba Planet DDS)	930	1,305
Project Accelerate Parent, LLC (dba ABC Fitness)	1,250	—
Project Hamilton	23,245	—
Recochem, Inc	2,388	2,442
Recorded Books Inc. (dba RBMedia)	294	749
Rubrik, Inc.	1,002	1,367
Singlewire Software, LLC	1,251	1,251
Solaris (dba Urology Management Holdings, Inc.)	706	706
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	1,680	1,740
SpendMend, LLC	1,087	1,148
(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

	Unfunded Commitment Balances (1)
	March 31, 2024	December 31, 2023
Superior Environmental Solutions	$1,010	$1,059
Trader Corporation	944	965
UP Acquisition Corp. (dba Unified Power)	690	689
USA DeBusk, LLC	9,916	—
VASA Fitness Buyer, Inc.	1,256	1,466
WebPT, Inc.	175	255
Whitewater Holding Company LLC	848	1,533
Zarya Intermediate, LLC (dba iOFFICE)	938	134
Zeus Company, Inc.	3,654	—
Groundworks, LLC	—	205
Total 1st Lien/Senior Secured Debt	$165,985	$95,831
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$1,124	$1,313
EIP Consolidated, LLC (dba Everest Infrastructure)	2,792	3,745
K2 Towers III, LLC	1,682	2,607
Skyway Towers Intermediate LLC	1,927	2,005
Tarpon Towers II LLC	3,615	—
Thor FinanceCo LLC (dba Harmoni Towers)	3,778	3,778
Towerco IV Holdings, LLC	1,640	2,778
Total 1st Lien/Last-Out Unitranche	$16,558	$16,226
Total	$182,543	$112,057
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

8. NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

The Company did not issue a capital drawdown for the three months ended March 31, 2024.

Share Issue Date	Shares Issued	Proceeds Received
For the Three Months Ended March 31, 2023
February 21, 2023	62,172	$1,145
Total capital drawdowns	62,172	$1,145

Distributions

The following table reflects the distributions declared on the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2024
February 27, 2024	April 2, 2024	April 29, 2024	$0.52	(1)
For the Three Months Ended March 31, 2023
February 28, 2023	April 5, 2023	April 27, 2023	$0.50
(1)
$0.05 is considered capital gain distribution.

9. EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net increase (decrease) in net assets from operations	$10,275	$3,807
Weighted average shares outstanding	13,921,733	9,432,437
Basic and diluted earnings (loss) per share	$0.74	$0.40

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Per Share Data:(1)
NAV, beginning of period	$18.37	$18.25
Net investment income (loss)	0.47	0.48
Net realized and unrealized gains (losses)(2)	0.27	(0.08)
Net increase (decrease) in net assets from operations(2)	$0.74	$0.40
Total increase (decrease) in net assets	$0.74	$0.40
NAV, end of period	$19.11	$18.65
Shares outstanding, end of period	13,921,733	9,467,668
Weighted average shares outstanding	13,921,733	9,432,437
Total return based on NAV(3)	4.03%	2.19%
Supplemental Data/Ratio(4):
Net assets, end of period	$266,043	$176,608
Ratio of net expenses to average net assets	13.79%	7.74%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	2.71%	2.81%
Ratio of interest and other debt expenses to average net assets	8.04%	4.93%
Ratio of incentive fees to average net assets	3.04%	—%
Ratio of total expenses to average net assets	13.79%	7.74%
Ratio of net investment income to average net assets	10.39%	10.60%
Portfolio turnover	4%	0%

(1)
The per share data was derived by using the weighted average share outstanding during the applicable period, except for distributions recorded, which reflects the actual amount of distributions recorded per share for the applicable period.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of capital drawdowns and distributions.
(3)
Calculated as the change in NAV per share during the period plus dividends recorded per share, divided by the beginning NAV per share.
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

On April 12, 2024, the Company delivered a capital drawdown notice to its investors relating to the issuance and sale of approximately 2.9 million shares of common stock for an aggregate offering price of $54,643. The shares were issued on April 25, 2024.

On April 26, 2024, the Company exercised its option to extend the maturity of the BoA Revolving Credit Facility to November 22, 2024, after satisfying the applicable conditions.

On May 1, 2024, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period April 1, 2024 through June 30, 2024, payable on or about July 29, 2024 to shareholders of record as of July 2, 2024.

On May 6, 2024, the Company delivered a capital drawdown notice to its investors relating to the issuance and sale of approximately 4.3 million shares of common stock for an aggregate offering price of $81,964. The shares are expected to be issued on or around May 20, 2024.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through March 31, 2024, we have originated approximately $784.33 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2023.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (collectively with the Company, the "Accounts"), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$474.19	$477.53	$428.17	$427.08
First Lien/Last-Out Unitranche	43.22	43.20	33.63	33.59
Preferred Stock	3.92	4.59	2.71	3.32
Common Stock	0.67	1.04	0.67	0.95
Warrants	0.21	0.03	0.22	0.03
Total investments	$522.21	$526.39	$465.40	$464.97

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.3%	12.2%	12.2%	12.3%
First Lien/Last-Out Unitranche(2)(3)	12.5%	12.5%	12.6%	12.6%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	12.2%	12.1%	12.1%	12.2%

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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2024		December 31, 2023
Number of portfolio companies	69		62
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.4	x	5.4	x
Weighted average interest coverage(3)	1.6	x	1.7	x
Median EBITDA(3)	$89.00 million		$82.02 million

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

As of March 31, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 33.1% and 35.1% of total debt investments at fair value.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	March 31, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	525.18	99.8	457.37	98.4
Grade 3	1.21	0.2	—	—
Grade 4	—	—	7.60	1.60
Total Investments	$526.39	100.0%	$464.97	100.0%

The decrease in investment with a grade 4 investment performance rating was primarily driven by an investment with fair market value of $7.60 million being upgraded to grade 2 and grade 3 performance ratings due to restructuring.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$522.21	100.0%	$455.90	98.0%
Non-accrual	—	—	9.5	2.0
Total Investments	$522.21	100.0%	$465.40	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$131.36	$15.56
First Lien/Last-Out Unitranche	9.90	—
Common Stock	—	—
Total	$141.26	$15.56
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$10.49	$0.49
Total	$10.49	$0.49
Net increase in portfolio	$130.77	$15.07
Number of new portfolio companies with new investment commitments	8	3
Total new investment commitment amount in new portfolio companies	$100.85	$15.44
Average new investment commitment amount in new portfolio companies	$12.61	$5.15
Number of existing portfolio companies with new investment commitments	8	1
Total new investment commitment amount in existing portfolio companies	$40.41	$0.12
Weighted average remaining term for new investment commitments (in years)(2)	5.9	5.6
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	11.5%	12.3%
Weighted average yield on new investment commitments(5)	11.5%	12.3%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.1%	11.5%
Weighted average yield on investments sold or repaid(7)	11.1%	11.5%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Total investment income	$15.69	$7.87
Net expenses	(9.14)	(3.32)
Net investment income (loss)	6.55	4.55
Net realized gain (loss) on investments	(1.43)	0.01
Net unrealized appreciation (depreciation) on investments	4.61	(0.23)
Net realized and unrealized gain (losses) on translations and transactions	0.55	(0.52)
Net realized and unrealized gains (losses)	3.73	(0.74)
Net increase (decrease) in net assets from operations	$10.28	$3.81

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Interest income	$14.54	$7.02
Payment-in-kind income	0.84	0.70
Other income	0.25	0.12
Dividend income	0.06	0.03
Total investment income	15.69	7.87

Investment income for the three months ended March 31, 2024 was driven by our deployment of capital into income producing investments. The amortized cost of the portfolio increased from $275.1 million as of March 31, 2023 to $522.2 million as of March 31, 2024.

Expenses

Our expenses were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Interest and other debt expenses	$5.21	$2.12
Management fees	0.94	0.50
Incentive fees based on income	1.91	—
Incentive fees based on capital gains	0.26	—
Professional fees	0.29	0.22
Directors’ fees	0.17	0.17
Directors’ and officers’ liability insurance	0.02	0.02
Other general and administrative expenses	0.34	0.29
Total expenses	$9.14	$3.32
Net Expenses	$9.14	$3.32

In the table above:

•
Interest and other debt expenses increased from $2.12 million for the three months ended March 31, 2023 to $5.21 million for the three months ended March 31, 2024. This was primarily due to an increase in the average aggregate daily borrowings from $98.57 million for the three months ended March 31, 2023 to $249.76 million for the three months ended March 31, 2024 and an increase in the weighted average interest rate from 7.25% to 7.53%, respectively.
•
Management Fees increased from $0.50 million for the three months ended March 31, 2023 to $0.94 million for the three months ended March 31, 2024, primarily driven by an increase in the size of our portfolio.
•
Incentive Fees increased from $0 million for the three months ended March 31, 2023 to $2.17 million for the three months ended March 31, 2024, primarily driven by the performance of the investment portfolio. For additional information, see Note 3 "Significant Agreements and Related Party Transactions" in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The net realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(in millions)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	$(1.43)	$—
Net realized gain (loss)	$(1.43)	$—

For the three months ended March 31, 2024, net realized losses were driven by the restructuring of the first lien debt investment in LCG Vardiman Black, LLC (dba Specialty Dental Brands), which resulted in a net realized loss of $1.43 million.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Unrealized appreciation	$5.31	$0.69
Unrealized depreciation	(0.70)	(0.92)
Net change in unrealized appreciation (depreciation) on investments	$4.61	$(0.23)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended
March 31, 2024
($ in millions)
Portfolio Company:
Other, net (1)	$2.31
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	1.96
Computer Services, Inc.	0.26
Coding Solutions Acquisition, Inc.	0.24
Fullsteam Operations LLC	0.22
Coretrust Purchasing Group LLC	0.20
Harrington Industrial Plastics, LLC	(0.04)
Recochem, Inc	(0.05)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	(0.09)
Trader Corporation	(0.15)
Clearcourse Partnership Acquireco Finance Limited	(0.25)
Total	$4.61
(1)
For the three months ended March 31, 2024, Other, net includes gross unrealized appreciation of $2.44 million and gross unrealized depreciation of $(0.13) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2024 was primarily driven by tightening credit spreads and the reversal of unrealized depreciation in connection with the restructuring of LCG Vardiman Black, LLC (dba Specialty Dental Brands).

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 196% and 219%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2024			December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$546.43	$287.41	47%	$546.43	$287.41	47%

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

We did not issue a capital drawdown for the three months ended March 31, 2024.

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2023
February 21, 2023	62,172	$1.15
Total capital drawdowns	62,172	$1.15

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay State Street Bank and Trust Company (the “Administrator”) such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility	$—	$—	$—	$—	$—
Truist Revolving Credit Facility(1)	$277.89	$—	$—	$277.89	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2024, the Company had outstanding borrowings denominated in USD of $243.00 million, in GBP of £13.17 million and in CAD of CAD 24.75 million..

BoA Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the BoA Revolving Credit Facility on July 26, 2022, November 14, 2022 and November 9, 2023.

Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the maximum principal amount of the BoA Revolving Credit Facility was $95 million as of March 31, 2024. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is May 24, 2024, subject to one option to extend the stated maturity date to November 22, 2024, upon the satisfaction of certain customary conditions. On April 26, 2024, we exercised our option to extend the stated maturity date to November 22, 2024 and satisfied the applicable customary conditions.

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

The Truist Revolving Credit Facility is a multicurrency facility, and as of March 31, 2024, total commitments under the Truist Revolving Credit Facility were $305 million. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750 million. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 28, 2028.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	March 31, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$165.98	$95.83
First Lien/Last-Out Unitranche	16.56	16.23
Total	$182.54	$112.06

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission ("CFTC") regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

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

RECENT DEVELOPMENTS

On April 12, 2024, we delivered a capital drawdown notice to our investors relating to the issuance and sale of approximately 2.9 million shares of common stock for an aggregate offering price of $54.6 million. The shares were issued on April 25, 2024.

On April 26, 2024, we exercised our option to extend the maturity on the BoA Revolving Credit Facility to November 22, 2024, after satisfying the applicable conditions.

On May 1, 2024, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per share, including net investment income (if positive) for the period April 1, 2024 through June 30, 2024, payable on or about July 29, 2024 to shareholders of record as of July 2, 2024.

On May 6, 2024, we delivered a capital drawdown notice to our investors relating to the issuance and sale of approximately 4.3 million shares of common stock for an aggregate offering price of approximately $82.0 million. The shares are expected to be issued on or around May 20, 2024.

In March 2024, the SEC adopted final rules requiring registrants to provide certain climate-related disclosures to the extent they are material. These rules require certain disclosures related to severe weather events and other natural conditions in notes to audited financial statements. These disclosures are required to be phased-in over multiple years beginning with fiscal year 2025 for large accelerated filers followed by other filers. However, in April 2024, the SEC stayed the implementation of these rules, pending the outcome of litigation challenging the rules.

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

As of March 31, 2024 and December 31, 2023, on a fair value basis, 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the BoA Revolving Credit Facility and the Truist Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2024 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$12.54	$(7.69)	$4.85
Up 200 basis points	8.36	(5.13)	3.23
Up 100 basis points	4.18	(2.56)	1.62
Up 75 basis points	3.14	(1.92)	1.22
Up 50 basis points	2.09	(1.28)	0.81
Up 25 basis points	1.05	(0.64)	0.41
Down 25 basis points	(1.05)	0.64	(0.41)
Down 50 basis points	(2.09)	1.28	(0.81)
Down 75 basis points	(3.14)	1.92	(1.22)
Down 100 basis points	(4.18)	2.56	(1.62)
Down 200 basis points	(8.36)	5.13	(3.23)
Down 300 basis points	(12.54)	7.69	(4.85)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 5, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Date: May 9, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 9, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 9, 2024	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)