Form 10-Q
period 2024-06-30
Goldman Sachs Middle Market Lending Corp. II
filed 2024-08-13
CIK 1865174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 13, 2024 was 23,957,794.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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
•
the impact of uncertainties relating to the 2024 U.S. presidential election;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024 (Unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $708,102 and $460,382)	$712,043	$459,660
Non-controlled affiliated investments (cost of $23,536 and $5,019)	23,881	5,310
Total investments, at fair value (cost of $731,638 and $465,401)	$735,924	$464,970
Investments in affiliated money market fund (cost of $— and $905)	—	905
Cash	37,072	8,543
Interest and dividends receivable	5,443	3,774
Deferred financing costs	5,365	2,874
Other assets	139	20
Total assets	$783,943	$481,086
Liabilities
Debt	$373,962	$214,459
Interest and other debt expenses payable	1,623	1,273
Management fees payable	1,197	771
Incentive fees based on income payable	1,637	3,152
Incentive fees based on capital gains payable	301	—
Distribution payable	—	4,873
Accrued expenses and other liabilities	870	790
Total liabilities	$379,590	$225,318
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized and no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 21,096,876 and 13,921,733 shares issued and outstanding as of June 30, 2024 and December 31, 2023)	21	14
Paid-in capital in excess of par	393,069	257,092
Distributable earnings (loss)	11,263	(1,338)
Total net assets	$404,353	$255,768
Total liabilities and net assets	$783,943	$481,086
Net asset value per share	$19.17	$18.37

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$17,561	$8,136	31,951	$15,059
Payment-in-kind income	962	410	1,805	1,114
Other income	252	119	493	236
From non-controlled affiliated investments:
Interest income	452	103	602	200
Payment-in-kind income	103	—	103	—
Dividend income	102	16	162	44
Other income	29	4	32	8
Total investment income	$19,461	$8,788	$35,148	$16,661
Expenses:
Interest and other debt expenses	$6,377	$2,766	$11,591	$4,884
Management fees	1,197	543	2,138	1,041
Incentive fees based on income	1,637	—	3,545	—
Incentive fees based on capital gains	43	—	301	—
Professional fees	388	230	676	449
Directors’ fees	167	168	334	335
Directors’ and officers’ liability insurance	28	31	51	48
Other general and administrative expenses	390	302	731	605
Total expenses	$10,227	$4,040	$19,367	$7,362
Net investment income (loss)	$9,234	$4,748	$15,781	$9,299
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$17	$(1,426)	$28
Foreign currency transactions	48	(16)	49	244
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	209	1,486	4,663	1,248
Non-controlled affiliated investments	(97)	91	54	102
Foreign currency translations	124	(1,400)	672	(2,188)
Net realized and unrealized gains (losses)	$284	$178	$4,012	$(566)
Net increase (decrease) in net assets from operations	$9,518	$4,926	$19,793	$8,733
Weighted average shares outstanding	18,015,409	9,474,232	15,968,571	9,453,450
Basic and diluted net investment income (loss) per share	$0.51	$0.50	$0.99	$0.98
Basic and diluted earnings (loss) per share	$0.53	$0.52	$1.24	$0.92

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net assets at beginning of period	$266,043	$176,608	$255,768	$171,656
Increase (decrease) in net assets from operations:
Net investment income (loss)	$9,234	$4,748	$15,781	$9,299
Net realized gain (loss)	48	1	(1,377)	272
Net change in unrealized appreciation (depreciation)	236	177	5,389	(838)
Net increase (decrease) in net assets from operations	$9,518	$4,926	$19,793	$8,733
Distributions to stockholders from:
Distributable earnings	$(7,192)	$(4,734)	$(7,192)	$(4,734)
Total distributions to stockholders	$(7,192)	$(4,734)	$(7,192)	$(4,734)
Capital transactions:
Issuance of common shares	$135,984	$1,003	$135,984	$2,148
Net increase in net assets from capital transactions	$135,984	$1,003	$135,984	$2,148
Total increase (decrease) in net assets	$138,310	$1,195	$148,585	$6,147
Net assets at end of period	$404,353	$177,803	$404,353	$177,803
Distributions per share	$0.52	$0.50	$0.52	$0.50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023

Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$19,793	$8,733
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(272,428)	(48,938)
Payment-in-kind interest capitalized	(1,879)	(1,120)
Investments in affiliated money market fund, net	905	—
Proceeds from sales of investments and principal repayments	7,789	6,111
Net realized (gain) loss on investments	1,426	(28)
Net change in unrealized (appreciation) depreciation on investments	(4,717)	(1,350)
Net change in unrealized (appreciation) depreciation on foreign currency translation	2	(1)
Amortization of premium and accretion of discount, net	(1,145)	(521)
Amortization of deferred financing costs	657	486
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(1,669)	202
(Increase) decrease in other assets	(119)	(201)
Increase (decrease) in interest and other debt expenses payable	350	453
Increase (decrease) in management fees payable	426	150
Increase (decrease) in incentive fees based on income payable	(1,515)	—
Increase (decrease) in incentive fees based on capital gains payable	301	—
Increase (decrease) in accrued expenses and other liabilities	80	206
Net cash provided by (used for) operating activities	$(251,743)	$(35,818)
Cash flows from financing activities:
Proceeds from issuance of common stock	$135,984	$2,148
Offering costs paid	—	(71)
Distributions paid	(12,065)	(8,308)
Financing costs paid	(3,148)	(2,935)
Borrowings on debt	219,503	89,415
Repayments of debt	(60,000)	(43,500)
Net cash provided by (used for) financing activities	$280,274	$36,749
Net increase (decrease) in cash	$28,531	$931
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	1
Cash, beginning of period	8,543	3,675
Cash, end of period	$37,072	$4,607
Supplemental and non-cash activities
Interest expense paid	$10,118	$3,644
Exchange of investments	$15,993	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2024

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 180.17%
Canada - 11.17%
1st Lien/Senior Secured Debt - 11.17%
Trader Corporation	Automobiles	11.74%	C + 6.75%	12/21/29	CAD 16,835	$12,213	$12,306	(5) (6) (7)
Trader Corporation	Automobiles	10.46%	C + 5.50%	12/21/29	CAD 15,993	11,574	11,690	(5) (6) (7)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD 1,279	(10)	—	(5) (6) (7) (8)
Recochem, Inc	Chemicals	11.03%	C + 5.75%	11/01/30	CAD 7,951	5,628	5,812	(5) (6) (7)
Recochem, Inc	Chemicals	11.09%	S + 5.75%	11/01/30	4,946	4,848	4,946	(5) (6) (7)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD 1,941	(13)	—	(5) (6) (7) (8)
Recochem, Inc	Chemicals	11.08%	S + 5.75%	11/01/30	1,757	1,725	1,757	(5) (6) (7)
Recochem, Inc	Chemicals	11.10%	S + 5.75%	11/01/30	CAD 1,294	190	209	(5) (6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services		S + 6.00%	02/01/27	1,217	—	—	(5) (6) (8)
iWave Information Systems, Inc.	Software	12.23%	S + 6.75%	11/23/28	8,779	8,605	8,560	(5) (6) (7)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28	4,380	(20)	(109)	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt						44,740	45,171
Total Canada						$44,740	$45,171
United Kingdom - 6.03%
1st Lien/Senior Secured Debt - 6.03%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.95%	SN + 8.75% (Incl. 1.25% PIK)	07/25/28	GBP 12,797	$15,227	$15,732	(5) (6) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.95%	SN + 8.75% (Incl. 1.25% PIK)	07/25/28	GBP 10,632	6,286	6,513	(5) (6) (7) (8)
Bigchange Group Limited	Software	11.20%	SN + 6.00%	12/23/26	GBP 1,400	1,857	1,734	(5) (6) (7)
Bigchange Group Limited	Software	11.20%	SN + 6.00%	12/23/26	GBP 335	426	415	(5) (6) (7)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP 280	(4)	(7)	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt						23,792	24,387
Total United Kingdom						$23,792	$24,387
United States - 162.97%
1st Lien/Senior Secured Debt - 151.80%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	10.33%	S + 5.00%	01/09/30	$7,657	$7,466	$7,599	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	10.33%	S + 6.75%	01/09/30	5,850	5,745	5,806	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 5.00%	01/09/28	1,981	(36)	(15)	(6) (7) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense	11.33%	S + 6.00%	04/19/30	3,321	3,256	3,254	(6)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 6.00%	04/19/30	443	(9)	(9)	(6) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	11.07%	S + 5.75%	11/15/30	10,434	10,239	10,226	(6) (7)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	1,743	(31)	(35)	(6) (7) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	8,378	—	—	(6) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	1,081	—	—	(6) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	541	—	—	(6) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	10.58%	S + 5.25%	02/07/31	6,332	6,211	6,237	(6) (7)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31	2,809	(27)	(42)	(6) (7) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31	843	(16)	(13)	(6) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.94%	S + 6.50%	08/01/29	4,775	4,669	4,727	(6) (7)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	1,443	(18)	(14)	(6) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.94%	S + 6.50%	08/01/29	722	224	233	(6) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.94%	S + 6.50%	08/01/29	720	703	713	(6) (7)
Superior Environmental Solutions	Commercial Services & Supplies	11.94%	S + 6.50%	08/01/29	240	234	238	(6) (7)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.33%	S + 6.00%	10/31/29	4,397	4,306	4,331	(6) (7)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies		S + 6.00%	10/31/29	690	(14)	(10)	(6) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	10.58%	S + 5.25%	04/30/31	5,945	5,857	5,856	(6)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	04/30/31	2,187	(16)	(33)	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
USA DeBusk, LLC	Commercial Services & Supplies	10.58%	S + 5.25%	04/30/30	$820	$149	$149	(6) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	11.19%	S + 5.75%	05/01/29	20,965	20,825	20,822	(6)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	11.19%	S + 5.75%	05/01/29	2,201	939	939	(6) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 5.75%	05/01/29	1,834	(12)	(25)	(6) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	11.33%	S + 6.00%	10/04/30	8,933	8,726	8,844	(6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	1,045	(23)	(10)	(6) (7) (8)
DFS Holding Company, Inc.	Distributors	12.44%	S + 7.00%	01/31/29	4,112	4,010	4,050	(6) (7)
DFS Holding Company, Inc.	Distributors	12.44%	S + 7.00%	01/31/29	865	287	288	(6) (7) (8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	11.33%	S + 6.00%	04/26/29	6,782	6,650	6,646	(6) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29	3,140	(61)	(63)	(6) (8) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29	628	(12)	(13)	(6) (8) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	10.35%	S + 5.00%	06/06/31	5,047	5,022	5,022	(6)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	2,896	(22)	(22)	(6) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	12.50%	P + 5.00%	06/06/31	724	170	170	(6) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	10.44%	S + 5.00%	11/01/28	6,663	6,373	6,597	(6) (7)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	10.44%	S + 5.00%	11/01/28	638	37	57	(6) (7) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	15,341	(146)	(115)	(6) (7) (8) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.46%	S + 6.00%	07/06/27	3,430	3,385	3,404	(6) (7) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.46%	S + 6.00%	07/06/27	2,400	2,364	2,382	(6) (7) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.46%	S + 6.00%	07/06/27	600	449	452	(6) (7) (8) (9)
Spotless Brands, LLC	Diversified Consumer Services	12.25%	S + 6.75%	07/25/28	10,564	10,318	10,485	(6) (7)
Spotless Brands, LLC	Diversified Consumer Services	12.23%	S + 6.75%	07/25/28	1,638	1,598	1,625	(6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	10.33%	S + 5.00%	05/01/31	10,615	10,511	10,509	(6)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/31	2,769	—	—	(6) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	1,615	(16)	(16)	(6) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	12.94%	S + 7.50%	08/14/28	7,282	7,061	7,245	(6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	12.94%	S + 7.50%	08/14/28	1,257	393	413	(6) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28	209	(6)	(1)	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.49%	S + 6.00%	12/21/27	6,147	6,055	6,132	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.23%	S + 5.75%	12/21/27	1,994	1,968	1,974	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.23%	S + 5.75%	12/21/27	670	661	663	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.23%	S + 5.75%	12/21/27	665	657	659	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.24%	S + 5.75%	12/21/27	270	223	223	(6) (7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment	11.68%	S + 6.25%	12/31/27	3,584	3,537	3,539	(6) (7)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.25%	12/31/27	367	(4)	(5)	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.83%	S + 5.50%	05/08/28	7,766	7,710	7,708	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	1,019	(7)	(8)	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.84%	S + 5.50%	05/08/28	339	333	336	(6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	11.46%	S + 6.00%	01/25/28	6,228	6,156	5,792	(6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	11.46%	S + 6.00%	01/25/28	249	163	149	(6) (7) (8)
Computer Services, Inc.	Financial Services	10.60%	S + 5.25%	11/15/29	15,667	14,983	15,510	(6) (7)
Computer Services, Inc.	Financial Services		S + 5.25%	11/15/29	5,406	(25)	(54)	(6) (7) (8)
Computer Services, Inc.	Financial Services	10.60%	S + 5.25%	11/15/29	3,719	3,683	3,681	(6) (7)
Coretrust Purchasing Group LLC	Financial Services	10.59%	S + 5.25%	10/01/29	18,229	17,730	18,046	(6) (7)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	4,760	(68)	(48)	(6) (7) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	1,932	(44)	(19)	(6) (7) (8)
Fullsteam Operations LLC	Financial Services	13.74%	S + 8.25%	11/27/29	9,798	9,481	9,700	(6) (7)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	7,221	(51)	(72)	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Fullsteam Operations LLC	Financial Services	13.74%	S + 8.25%	11/27/29	$3,083	$2,246	$2,293	(6) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	1,805	(13)	(18)	(6) (7) (8)
Fullsteam Operations LLC	Financial Services	13.74%	S + 8.25%	11/27/29	1,370	776	793	(6) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	548	(15)	(5)	(6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.33%	S + 6.00%	06/01/28	6,722	6,626	6,117	(6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.33%	S + 6.00%	06/01/28	1,695	1,446	1,318	(6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.33%	S + 6.00%	06/01/28	857	846	780	(6) (7)
Priority Technology Holdings, Inc. (dba Priority Payment)	Financial Services	10.08%	S + 4.75%	05/16/31	15,000	14,926	14,925	(5) (6)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	10.54%	S + 5.25%	02/24/31	8,750	8,666	8,663	(6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31	1,250	(12)	(12)	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.34%	S + 6.00%	02/01/27	21,687	21,586	21,583	(5) (6)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.34%	S + 6.00%	02/01/27	2,096	137	137	(5) (6) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies	10.83%	S + 5.50%	02/28/31	11,223	11,060	11,111	(6) (7)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/31	2,088	(15)	(21)	(6) (7) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/30	1,566	(22)	(16)	(6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	11.09%	S + 5.75%	05/11/28	10,219	10,023	10,117	(6) (7)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.84%	S + 5.50%	05/11/28	4,239	4,175	4,197	(6) (7)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	05/11/28	3,147	(71)	(31)	(6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.84%	S + 5.50%	05/11/28	1,287	1,266	1,274	(6) (7)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.84%	S + 5.50%	05/11/28	615	208	209	(6) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.19%	S + 6.75%	06/13/28	4,124	4,020	4,020	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	2,777	(66)	(69)	(6) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	463	(11)	(12)	(6) (7) (8)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.44%	S + 7.00% (Incl. 7.44% PIK)	03/18/27	7,221	7,089	7,076	(6) (7) (9)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.44%	S + 7.00% (Incl. 7.44% PIK)	03/18/27	865	591	663	(6) (7) (8) (9) (10)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	11.23%	S + 5.75%	12/15/27	5,102	4,975	5,051	(6) (7)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	11.23%	S + 5.75%	12/15/27	1,178	1,162	1,166	(6) (7)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services		P + 4.75%	12/15/27	259	(3)	(3)	(6) (7) (8)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	11.76%	S + 6.25%	06/15/26	3,312	3,250	3,278	(6) (7)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	11.76%	S + 6.25%	06/15/26	1,676	1,646	1,659	(6) (7)
SpendMend, LLC	Health Care Providers & Services	10.98%	S + 5.50%	03/01/28	3,420	3,379	3,386	(6) (7)
SpendMend, LLC	Health Care Providers & Services	10.98%	S + 5.50%	03/01/28	1,508	682	680	(6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	10.98%	S + 5.50%	03/01/28	456	177	178	(6) (7) (8)
Businessolver.com, Inc.	Health Care Technology	10.93%	S + 5.50%	12/01/27	2,130	2,116	2,114	(6) (7)
Businessolver.com, Inc.	Health Care Technology	10.93%	S + 5.50%	12/01/27	317	75	74	(6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology	10.94%	S + 5.50%	04/09/26	6,208	6,208	6,161	(6) (7)
HealthEdge Software, Inc.	Health Care Technology	10.94%	S + 5.50%	04/09/26	4,243	4,205	4,211	(6) (7)
HealthEdge Software, Inc.	Health Care Technology	10.94%	S + 5.50%	04/09/26	400	400	397	(6) (7)
HealthEdge Software, Inc.	Health Care Technology		S + 5.50%	04/09/26	400	(3)	(3)	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	10.82%	S + 5.50%	05/11/29	3,562	3,507	3,473	(6) (7)
Intelligent Medical Objects, Inc.	Health Care Technology	10.82%	S + 5.50%	05/11/29	475	467	463	(6) (7)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 5.50%	05/11/28	400	(5)	(10)	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.98%	S + 7.50%	07/18/28	7,810	7,693	7,790	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.98%	S + 7.50%	07/18/28	6,682	2,830	2,814	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.98%	S + 7.50%	07/18/28	770	764	768	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.98%	S + 7.50%	07/18/28	605	173	180	(6) (7) (8)
WebPT, Inc.	Health Care Technology	12.18%	S + 6.75%	01/18/28	3,255	3,223	3,190	(6) (7)
WebPT, Inc.	Health Care Technology	12.19%	S + 6.75%	01/18/28	278	37	34	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
WebPT, Inc.	Health Care Technology	12.13%	S + 6.75%	01/18/28	$235	$232	$230	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	5,039	4,996	5,027	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.74%	S + 6.25%	04/15/27	2,756	671	687	(6) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	2,737	2,713	2,730	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	1,968	1,952	1,964	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	515	511	514	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	494	490	493	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	398	(5)	(1)	(6) (7) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	11.33%	S + 6.00%	10/02/29	5,457	5,358	5,375	(6) (7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,418	(12)	(21)	(6) (7) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,135	(20)	(17)	(6) (7) (8)
Kaseya Inc.	IT Services	10.83%	S + 5.50%	06/25/29	5,924	5,857	5,924	(6) (7)
Kaseya Inc.	IT Services	10.83%	S + 5.50%	06/25/29	351	85	88	(6) (7) (8)
Kaseya Inc.	IT Services	10.83%	S + 5.50%	06/25/29	350	37	39	(6) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.84%	S + 6.50%	07/18/28	5,637	5,510	5,581	(6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.83%	S + 6.50%	07/18/28	728	568	575	(6) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.50%	07/18/28	364	(7)	(4)	(6) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	11.60%	S + 6.25%	09/03/30	9,205	8,973	9,113	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	08/31/30	1,080	—	11	(6) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 6.25%	08/31/28	749	(17)	(7)	(6) (7) (8)
Amspec Parent, LLC	Professional Services	11.08%	S + 5.75%	12/05/30	7,029	6,863	6,958	(6) (7)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/30	1,016	(12)	(10)	(6) (7) (8)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/29	952	(22)	(10)	(6) (7) (8)
iCIMS, Inc.	Professional Services	12.58%	S + 7.25% (Incl. 3.88% PIK)	08/18/28	18,973	18,745	18,403	(6) (7)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28	3,438	—	(103)	(6) (7) (8)
iCIMS, Inc.	Professional Services	12.08%	S + 6.75%	08/18/28	1,703	149	119	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.19%	S + 5.75%	11/30/27	1,996	1,969	1,976	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.18%	S + 5.75%	11/30/27	1,963	1,938	1,944	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	13.25%	P + 4.75%	11/30/27	349	13	14	(6) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.85%	S + 6.50%	07/01/27	9,039	9,039	8,949	(6) (7)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	938	—	(9)	(6) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	06/03/31	5,108	—	—	(6) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	06/03/31	1,022	—	—	(6) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	06/03/31	638	—	—	(6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.08%	S + 5.75%	07/01/30	2,927	2,861	2,912	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 5.75%	07/01/30	487	(8)	(2)	(6) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.08%	S + 5.75%	07/01/30	192	190	191	(6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31	17,611	—	—	(6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31	4,310	—	—	(6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	2,094	—	—	(6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	985	—	—	(6) (8)
CloudBees, Inc.	Software	12.46%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	3,481	3,368	3,481	(6) (7)
CloudBees, Inc.	Software	12.46%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	1,493	1,442	1,493	(6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software	12.08%	S + 6.75%	11/08/30	11,141	10,880	10,863	(6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	1,161	(26)	(29)	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.08%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	6,712	6,649	6,645	(6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31	997	(5)	(10)	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	12.75%	P + 4.25%	01/17/31	945	6	6	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.95%	S + 5.50%	12/01/28	$4,836	$4,827	$4,811	(6) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/01/28	1,512	(1)	(8)	(6) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.93%	S + 5.50%	12/02/27	550	95	93	(6) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.93%	S + 5.50%	12/01/28	205	203	204	(6) (7)
NAVEX TopCo, Inc.	Software	10.83%	S + 5.50%	11/08/30	9,167	8,995	9,144	(7)
NAVEX TopCo, Inc.	Software		S + 5.50%	11/09/28	810	(14)	(2)	(7) (8)
Ncontracts, LLC	Software	11.77%	S + 6.50%	12/11/29	15,677	15,307	15,520	(6) (7)
Ncontracts, LLC	Software	11.83%	S + 6.50%	12/11/29	1,447	450	468	(6) (7) (8)
Ncontracts, LLC	Software		S + 6.50%	12/11/29	1,447	(17)	(14)	(6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.89%	N + 5.00%	05/03/29	NOK 20,196	1,869	1,882	(5) (6)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	10.31%	S + 5.00%	05/03/29	8,173	8,133	8,132	(5) (6)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 5.00%	05/03/29	1,904	(5)	(5)	(5) (6) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	10.20%	SN + 5.00%	05/03/29	1,800	264	264	(5) (6) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	10.20%	SN + 5.00%	05/03/29	GBP 921	1,155	1,159	(5) (6)
Onyx CenterSource, Inc.	Software	12.20%	S + 6.75%	12/15/28	5,374	5,263	5,321	(6) (7)
Onyx CenterSource, Inc.	Software	12.20%	S + 6.75%	12/15/28	405	127	131	(6) (7) (8)
Rubrik, Inc.	Software	12.48%	S + 7.00%	08/17/28	10,877	10,783	10,877	(6) (7)
Rubrik, Inc.	Software	12.48%	S + 7.00%	08/17/28	1,520	861	873	(6) (7) (8)
Singlewire Software, LLC	Software	11.34%	S + 6.00%	05/10/29	7,422	7,232	7,348	(6) (7)
Singlewire Software, LLC	Software		S + 6.00%	05/10/29	1,251	(31)	(13)	(6) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Software	11.85%	S + 6.50%	07/01/27	9,529	9,355	9,434	(6) (7)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	10.34%	S + 5.00%	06/02/31	14,946	14,797	14,796	(6)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	10.34%	S + 5.00%	06/02/31	8,152	173	174	(6) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30	1,902	(19)	(19)	(6) (8)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.59%	S + 6.25%	09/29/27	5,722	5,674	5,664	(6) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.09%	S + 5.75%	10/07/30	6,621	6,468	6,521	(6) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.09%	S + 5.75%	10/07/30	5,224	1,686	1,690	(6) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	10.58%	S + 5.25%	12/31/29	21,016	20,705	20,701	(6)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors		S + 5.25%	12/31/29	2,490	(37)	(37)	(6) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors		S + 5.25%	12/31/29	1,494	(11)	(22)	(6) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.35%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	17,029	16,999	16,944	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 4.75%	04/09/30	1,369	(1)	(7)	(6) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	10.60%	S + 5.25%	06/23/31	15,000	14,776	14,775	(6)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/23/31	8,333	(62)	(62)	(6) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	10.60%	S + 5.25%	06/21/30	1,667	42	42	(6) (8)
Total 1st Lien/Senior Secured Debt						611,245	613,793

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (11) - 11.17%
EDB Parent, LLC (dba Enterprise DB)	Software	12.10%	S + 6.75%	07/07/28	$6,169	$6,047	$6,046	(6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	12.10%	S + 6.75%	07/07/28	2,401	1,418	1,370	(6) (7) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.59%	S + 6.25%	12/07/28	6,255	6,199	6,193	(6) (7)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.59%	S + 6.25%	12/07/28	3,745	1,395	1,391	(6) (7) (8)
K2 Towers III, LLC	Wireless Telecommunication Services	11.89%	S + 6.55%	12/06/28	10,000	8,592	8,583	(6) (7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.95%	S + 6.61%	12/22/28	3,203	3,172	3,171	(6) (7)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.95%	S + 6.61%	12/22/28	2,005	216	214	(6) (7) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	12.16%	S + 6.83%	02/01/29	6,285	6,226	6,222	(6) (7)
Tarpon Towers II LLC	Wireless Telecommunication Services	12.17%	S + 6.83%	02/01/29	3,715	293	290	(6) (7) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.25%	S + 7.00%	08/24/28	6,222	6,151	6,160	(6) (7)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.39%	S + 7.00%	08/24/28	3,778	403	407	(6) (7) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	9.44%	S + 4.00%	08/31/28	6,668	5,105	5,119	(6) (7) (8)
Total 1st Lien/Last-Out Unitranche						45,217	45,166
Total United States						$656,462	$658,959
Total Debt Investments						$724,994	$728,517

Investment (1)	Industry (2)	Initial Acquisition Date(13)	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 1.83%
United States - 1.83%
Common Stock - 0.72%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	220	$220	$220	(6) (12)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	1,733,153	1,733	1,733	(6) (9) (12)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	400	400	718	(6) (7) (9) (12)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	2,700	270	263	(6) (7) (12)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	7,091,071	—	—	(7) (9) (12)
Total Common Stock				2,623	2,934
Preferred Stock - 1.10%
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	3,440,568	$1,094	$998	(7) (9) (12)
CloudBees, Inc.	Software	11/24/21	134,557	1,505	1,865	(6) (7) (12)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	1,237	1,206	1,575	(6) (7) (12)
Total Preferred Stock				3,805	4,438
Warrants - 0.01%
CloudBees, Inc.	Software	11/24/21	38,977	$216	$35	(6) (7) (12)
Total Warrants				216	35
Total United States				$6,644	$7,407
Total Equity Securities				6,644	7,407
Total Investments - 182.00%				$731,638	$735,924

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR, including SOFR adjustment, if any, ("S"), SONIA ("SN"), NIBOR ("N"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of June 30, 2024, 1 month S was 5.34%, 3 month S was 5.32%, 6 month S was 5.25%, 3 month SN was 5.20%, 1 month C was 5.00%, 3 month C was 4.97%, 3 month N was 4.73% and P was 8.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Great British Pounds ("GBP"), Canadian Dollars ("CAD"), or Norwegian Kroner ("NOK").
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, the aggregate fair value of these securities is $117,635 or 15.01% of the Company’s total assets.
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
(12)
Non-income producing security.
(13)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of June 30, 2024, the aggregate fair value of these securities is $7,407 or 1.83% of the Company's net assets. The initial acquisition dates have been included for such securities.

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
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR, including SOFR adjustment, if any, ("S"), SONIA ("SN"), CDOR("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 6 month, 3 month or 1 month L or S rates. As of December 31, 2023, 1 month S was 5.35%, 3 month S was 5.33%, 6 month S was 5.16%, SN was 5.19%, 1 month C was 5.46% and 3 month C was 5.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2023.
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

On October 4, 2021 (the “Initial Closing Date”), the Company began accepting subscription agreements ("Subscription Agreements") from investors in the Company’s private offering, pursuant to which investors made a capital commitment (a “Commitment”) to purchase shares of the Company’s common stock for an aggregate purchase price equal to its Commitment. Under the terms of the Subscription Agreements, each investor is required to make a capital contribution up to the undrawn amount of their capital commitment to purchase shares of the Company’s common stock each time the Company delivers a drawdown notice at least five business days (measured from the date we send such notice by mail or electronically, as applicable, rather than the date such notice is received) prior to the required funding date (the “Drawdown Date”). The Company held a limited number of closings subsequent to the Initial Closing Date. The final date on which the Company accepted Subscription Agreements (the “Final Closing Date”) was March 24, 2023. The offering and sale of common stock is exempt from registration pursuant to Regulation D and Regulation S promulgated under the U.S. Securities Act of 1933, as amended, for offers and sales of securities that do not involve a public offering and for offers and sale of securities outside of the United States. See Note 11 "Subsequent Events" for information about the Company's most recent capital drawdown notice.

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

An affiliate of the Investment Adviser made a capital commitment to the Company of $0.10 on October 29, 2021 and served as the Company’s sole initial member the (“Initial Member”). The Company cancelled the Initial Member’s interest in the Company on November 23, 2021, the first date on which investors (other than the Initial Member) made their capital contribution to purchase shares of the Company’s common stock (the “Initial Drawdown Date”).

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2024. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Prepayment premiums	$—	$—	$5	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$29	$62	$242	$68

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2024, the Company did not have any investments on non-accrual status. As of December 31, 2023, the Company had an investment held in one portfolio company on non-accrual status, which represented 2.0% and 1.6% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2024 and December 31, 2023, the Company held an aggregate cash balance of $37,072 and $8,543. Foreign currency of $1,623 and $1,828 (acquisition cost of $1,609 and $1,811) is included in cash as of June 30, 2024 and December 31, 2023.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the revolving credit facility with Bank of America, N.A (as amended, restated, supplemented or otherwise modified from time to time, the “BoA Revolving Credit Facility”) and the revolving credit facility between the Company and Truist Bank (as amended, restated, supplemented or otherwise modified from time to time, the "Truist Revolving Credit Facility" and together with the BoA Revolving Credit Facility, the "Revolving Credit Facilities"). These costs are amortized using the straight-line method over the respective terms of the Revolving Credit Facilities. Deferred financing costs related to the Revolving Credit Facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities.

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

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Management Agreement

The Company entered into an investment management agreement effective as of November 1, 2021 (the “Investment Management Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities. The Board approved the continuation of the Investment Management Agreement on August 8, 2024.

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

For the three and six months ended June 30, 2024, Management Fees amounted to $1,197 and $2,138. As of June 30, 2024, $1,197 remained payable. For the three and six months ended June 30, 2023, Management Fees amounted to $543 and $1,041.

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

For the three and six months ended June 30, 2024, Incentive Fees based on income amounted to $1,637 and $3,545. As of June 30, 2024, $1,637 remained payable. For the three and six months ended June 30, 2023, Incentive Fees based on income amounted to $0 and $0.

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

For the three and six months ended June 30, 2024, the Company accrued Incentive Fees based on capital gains under GAAP of $43 and $301, which were not realized. For the three and six months ended June 30, 2023, the Company accrued Incentive fees based on capital gains under GAAP of $0 and $0.

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

For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $119 and $218. As of June 30, 2024, $94 remained payable. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $94 and $185.

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

For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $126 and $225. As of June 30, 2024, $126 remained payable. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $67 and $132.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$905	$220,692	$(221,597)	$—	$—	$—	$162
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	8,461	(151)	—	(7)	8,303	145
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	8,774	—	—	(37)	8,737	272
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	5,310	1,600	(167)	—	98	6,841	320
Total Non-Controlled Affiliates	$6,215	$239,527	$(221,915)	$—	$54	$23,881	$899
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$174,325	$(173,420)	$—	$—	$905	$162
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	3,843	1,268	(34)	—	233	5,310	474
Total Non-Controlled Affiliates	$3,843	$175,593	$(173,454)	$—	$233	$6,215	$636

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2024 and December 31, 2023, there were $271 and $161, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company's investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (as amended, the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits the Company to participate in follow-on investments in the Company’s existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, have an investment in such existing portfolio company. Additionally, if the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments, and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$679,777	$683,351	$428,177	$427,084
1st Lien/Last-Out Unitranche	45,217	45,166	33,627	33,588
Preferred Stock	3,805	4,438	2,711	3,316
Common Stock	2,623	2,934	670	954
Warrants	216	35	216	28
Total investments	$731,638	$735,924	$465,401	$464,970

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	June 30, 2024		December 31, 2023
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	16.7%	30.3%	19.9%	36.2%
Financial Services	15.9	29.0	12.9	23.4
Diversified Consumer Services	9.1	16.6	9.0	16.3
Trading Companies & Distributors	8.2	15.0	1.7	3.1
Commercial Services & Supplies	6.0	10.9	2.0	3.6
Health Care Providers & Services	6.0	10.8	7.4	13.4
Wireless Telecommunication Services	5.1	9.3	5.7	10.4
IT Services	4.6	8.3	7.0	12.8
Health Care Technology	4.3	7.9	6.5	11.8
Professional Services	4.0	7.3	6.2	11.3
Automobiles	3.3	5.9	2.7	4.9
Chemicals	3.1	5.7	3.8	7.0
Aerospace & Defense	2.3	4.2	2.9	5.2
Specialty Retail	2.0	3.7	—	—
Insurance	1.6	2.8	2.3	4.2
Health Care Equipment & Supplies	1.5	2.7	—	—
Media	1.2	2.3	1.9	3.5
Real Estate Mgmt. & Development	1.2	2.2	2.1	3.8
Consumer Staples Distribution & Retail	1.2	2.2	1.9	3.4
Leisure Products	0.8	1.5	1.2	2.2
Textiles, Apparel & Luxury Goods	0.8	1.4	1.2	2.2
Distributors	0.6	1.1	0.9	1.7
Entertainment	0.5	0.9	0.8	1.4
Total	100.0%	182.0%	100.0%	181.8%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2024	December 31, 2023
United States	90.6%	88.8%
Canada	6.1	6.2
United Kingdom	3.3	5.0
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$514,803	Discounted cash flows	Discount Rate	8.7% - 12.8%	10.3%
1st Lien/Last-Out Unitranche	45,166	Discounted cash flows	Discount Rate	8.9% - 12.0%	10.7%
Equity
Preferred Stock	$2,573	Comparable multiples	EV/EBITDA(6)	10.0x - 31.4x	23.1x
	1,865	Comparable multiples	EV/Revenue	—	3.7x
Common Stock	981	Comparable multiples	EV/EBITDA(6)	9.5x - 14.8x	10.9x
Warrants	35	Comparable multiples	EV/Revenue	—	3.7x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$307,011	Discounted cash flows	Discount Rate	8.9% - 11.8%	10.5%
	7,603	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	16,988	Discounted cash flows	Discount Rate	8.9% - 11.7%	10.7%
Equity
Preferred Stock	$1,496	Comparable multiples	EV/EBITDA(6)	—	31.2x
	1,820	Comparable multiples	EV/Revenue	—	4.0x
Common Stock	954	Comparable multiples	EV/EBITDA(6)	9.3x - 16.0x	11.1x
Warrants	28	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of June 30, 2024, included within Level 3 assets of $718,987 is an amount of $153,564 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $559,969 or 78.7% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$16,937	$666,414	$683,351	$—	$—	$427,084	$427,084
1st Lien/Last-Out Unitranche	—	—	45,166	45,166	—	—	33,588	33,588
Preferred Stock	—	—	4,438	4,438	—	—	3,316	3,316
Common Stock	—	—	2,934	2,934	—	—	954	954
Warrants	—	—	35	35	—	—	28	28
Investments in Affiliated Money Market Fund	—	—	—	—	905	—	—	905
Total	$—	$16,937	$718,987	$735,924	$905	$—	$464,970	$465,875

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2024
1st Lien/Senior Secured Debt	$427,084	$258,607	$(1,426)	$4,728	$(23,669)	$1,090	$—	$—	$666,414	$2,934
1st Lien/Last-Out Unitranche	33,588	11,536	—	(12)	—	54	—	—	45,166	(11)
Preferred Stock	3,316	1,207	—	28	(113)	—	—	—	4,438	28
Common Stock	954	1,953	—	27	—	—	—	—	2,934	27
Warrants	28	—	—	7	—	—	—	—	35	7
Total assets	$464,970	$273,303	$(1,426)	$4,778	$(23,782)	$1,144	$—	$—	$718,987	$2,985
For the Six Months Ended June 30, 2023
1st Lien/Senior Secured Debt	$239,700	$49,684	$28	$1,072	$(6,111)	$509	$—	$—	$284,882	$1,039
1st Lien/Last-Out Unitranche	6,295	374	—	(12)	—	12	—	—	6,669	(12)
Preferred Stock	2,826	—	—	246	—	—	—	—	3,072	246
Common Stock	768	—	—	62	—	—	—	—	830	62
Warrants	71	—	—	(18)	—	—	—	—	53	(18)
Total assets	$249,660	$50,058	$28	$1,350	$(6,111)	$521	$—	$—	$295,506	$1,317

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2024 and December 31, 2023, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

On November 1, 2021, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 208% and 219%.

The Company’s outstanding debt was as follows:

	June 30, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
BoA Revolving Credit Facility(1)	$95,000	$39,000	$56,000	$95,000	$95,000	$—
Truist Revolving Credit Facility(2)	480,000	162,711	317,962	305,000	91,805	214,459
Total debt	$575,000	$201,711	$373,962	$400,000	$186,805	$214,459

(1)
Provides, under certain circumstances, a total borrowing capacity of $300,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2024, the Company had outstanding borrowings of $56,000. As of December 31, 2023, the Company had outstanding borrowings of $0.
(2)
Provides, under certain circumstances, a total borrowing capacity of $750,000. As of June 30, 2024, the Company had outstanding borrowings denominated in USD of $271,000, in GBP of GBP 14,165 and in CAD of CAD 39,750. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $179,000, in GBP of GBP 13,165 and in CAD of CAD 24,750.

The combined weighted average interest rates of the aggregate borrowings outstanding for the six months ended June 30, 2024 and for the year ended December 31, 2023 were 7.54% and 7.46% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2024 and for the year ended December 31, 2023 was $283,985 and $134,147.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $95,000 as of June 30, 2024. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is May 24, 2024, subject to one option to extend the stated maturity date to November 22, 2024, upon the satisfaction of certain customary conditions (including payment of an extension fee equal to 0.20% of the aggregate principal amount of loans and commitments extended). The Company amended the BoA Revolving Credit Facility on July 26, 2022, November 14, 2022 and November 9, 2023. On April 26, 2024, the Company exercised its option to extend the stated maturity date to November 22, 2024 and satisfied the applicable customary conditions.

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

The BoA Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of stockholders’ ownership interest in the shares. The BoA Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of June 30, 2024, the Company was in compliance with these covenants.

Costs of $1,550 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of June 30, 2024 and December 31, 2023, outstanding deferred financing costs were $175 and $314.

The below table presents the summary information of the BoA Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Borrowing interest expense	$584	$1,526	$584	$3,289
Facility fees	75	42	180	94
Amortization of financing costs	135	160	337	293
Total	$794	$1,728	$1,101	$3,676
Weighted average interest rate	8.42%	7.61%	8.42%	7.42%
Average outstanding balance	$27,868	$80,407	$13,934	$89,438

Truist Revolving Credit Facility

The Company entered into the Truist Revolving Credit Facility on February 28, 2023 with, among others, Truist Bank, as administrative agent, lead arranger, letter of credit issuer and lender.

The Truist Revolving Credit Facility is a multicurrency facility, and as of June 30, 2024, total outstanding revolving commitments and term loans under the Truist Revolving Credit Facility were $480,000. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total outstanding revolving commitments and term loans under the Truist Revolving Credit Facility to $750,000. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 30, 2029. On May 30, 2024, the Company entered into the Second Amendment to the Senior Secured Revolving Credit Facility (the "Second Amendment"). The Second Amendment, among other things, extended the revolver availability period from February 26, 2027 to May 30, 2028 and the final maturity date from February 28, 2028 to May 30, 2029, reset the minimum shareholders’ equity test, replaced the interest rate benchmark for loans denominated in Canadian Dollars from CDOR to CORRA, and added the Australian Dollar as an Agreed Foreign Currency (as defined in the Truist Revolving Credit Facility) and the AUD Rate as its respective interest rate benchmark. On June 24, 2024, the Company exercised its right pursuant to the Truist Revolving Credit Facility to request a commitment increase, with the aggregate amount of revolving commitments under the Truist Revolving Credit Facility increasing from $305,000 to $355,000. In addition, on June 28, 2024, the Company exercised its right pursuant to the Truist Credit Facility to request a commitment increase, with the aggregate amount of revolving commitments under the Truist Revolving Credit Facility increasing from $355,000 to $455,000 and the aggregate amount of outstanding term loans increasing from $0 to $25,000.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company's election) of either (i) term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, or (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple RFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, respectively. With respect to borrowings denominated in USD, the Company may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

The Company’s obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum shareholders’ equity and (ii) maintaining an asset coverage ratio of at least 1.50 to 1. As of June 30, 2024, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility may be guaranteed by certain of the Company’s subsidiaries, including those that are formed or acquired by the Company in the future (collectively, the “Subsidiary Guarantors”). The Truist Revolving Credit Facility also includes representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $6,021 were incurred in connection with obtaining the Truist Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of June 30, 2024 and December 31, 2023, outstanding deferred financing costs were $5,190 and $2,560.

The below table presents the summary information of the Truist Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$5,378	$619	$10,057	$619
Facility fees	41	276	113	396
Amortization of financing costs	164	143	320	193
Total	$5,583	$1,038	$10,490	$1,208
Weighted average interest rate	7.45%	7.26%	7.49%	7.26%
Average outstanding balance	$290,347	$34,159	$270,051	$17,174

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$545,633	$150,634	72%	$546,425	$287,410	47%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	June 30, 2024	December 31, 2023
1st Lien/Senior Secured Debt
ABC Investment Holdco Inc. (dba ABC Plumbing)	$3,768	$—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	1,019	2,810
AI Titan Parent, Inc. (dba Prometheus)	6,705	—
Amspec Parent, LLC	1,968	1,968
AQ Sunshine, Inc. (dba Relation Insurance)	2,460	3,155
Arrow Buyer, Inc. (dba Archer Technologies)	487	679
Artifact Bidco, Inc. (dba Avetta)	24,750	—
ASM Buyer, Inc.	9,757	9,757
Bigchange Group Limited	354	357
Blast Bidco Inc. (dba Bazooka Candy Brands)	1,045	1,045
BSI3 Menu Buyer, Inc (dba Kydia)	83	249
Businessolver.com, Inc.	241	268
Charger Debt Merger Sub, LLC (dba Classic Collision)	9,840	—
Checkmate Finance Merger Sub, LLC	367	367
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	3,442	—
Circustrix Holdings, LLC (dba SkyZone)	510	1,092
Clearcourse Partnership Acquireco Finance Limited	6,556	6,612
Coding Solutions Acquisition, Inc.	3,547	10,891
Computer Services, Inc.	5,406	—
Coretrust Purchasing Group LLC	6,692	3,863
Crewline Buyer, Inc. (dba New Relic)	1,161	1,161
CST Buyer Company (dba Intoxalock)	574	574
DFS Holding Company, Inc.	564	564
Formulations Parent Corporation (dba Chase Corp)	1,743	1,742
Frontgrade Technologies Holdings Inc.	1,981	1,981
Fullsteam Operations LLC	10,897	4,068
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,927	—
Governmentjobs.com, Inc. (dba NeoGov)	1,965	2,062
GPS Phoenix Buyer, Inc. (dba Guidepoint)	2,553	2,553
Harrington Industrial Plastics, LLC	3,456	679
HealthEdge Software, Inc.	400	400
Highfive Dental Holdco, LLC	3,240	3,240
iCIMS, Inc.	4,971	5,223
Intelligent Medical Objects, Inc.	400	951
iWave Information Systems, Inc.	4,380	4,380
Kaseya Inc.	573	591
Kene Acquisition, Inc. (dba Entrust)	3,652	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	262	—
MerchantWise Solutions, LLC (dba HungerRush)	224	953
Millstone Medical Outsourcing, LLC	259	259
NAVEX TopCo, Inc.	810	810
Ncontracts, LLC	2,412	2,894
NCWS Intermediate, Inc. (dba National Carwash Solutions)	3,984	—
NFM & J, L.P. (dba the Facilities Group)	332	349
Northstar Acquisition HoldCo, LLC (dba n2y)	3,432	—
Onyx CenterSource, Inc.	270	270
PDDS Holdco, Inc. (dba Planet DDS)	4,275	1,305
Project Accelerate Parent, LLC (dba ABC Fitness)	1,250	—
Prophix Software Inc. (dba Pound Bidco)	3,176	—
PT Intermediate Holdings III, LLC (dba Parts Town)	1,369	—
(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

	Unfunded Commitment Balances (1)
	June 30, 2024	December 31, 2023
Recochem, Inc	$2,156	$2,442
Recorded Books Inc. (dba RBMedia)	1,807	749
Rubrik, Inc.	647	1,367
Singlewire Software, LLC	1,251	1,251
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	15,485	1,740
SpendMend, LLC	1,087	1,148
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	4,384	—
Superior Environmental Solutions	1,924	1,059
Trader Corporation	935	965
United Flow Technologies Intermediate Holdco II, LLC	9,933	—
UP Acquisition Corp. (dba Unified Power)	690	689
USA DeBusk, LLC	2,845	—
Valet Waste Holdings, Inc. (dba Valet Living)	3,081	—
VASA Fitness Buyer, Inc.	1,047	1,466
VisionSafe Holdings, Inc.	443	—
WebPT, Inc.	238	255
Whitewater Holding Company LLC	44	1,533
Zarya Intermediate, LLC (dba iOFFICE)	938	134
Zeus Company, Inc.	3,654	—
Groundworks, LLC	—	205
Solaris (dba Urology Management Holdings, Inc.)	—	706
Total 1st Lien/Senior Secured Debt	$208,078	$95,831
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$983	$1,313
EIP Consolidated, LLC (dba Everest Infrastructure)	2,316	3,745
K2 Towers III, LLC	1,317	2,607
Skyway Towers Intermediate LLC	1,771	2,005
Tarpon Towers II LLC	3,388	—
Thor FinanceCo LLC (dba Harmoni Towers)	3,333	3,778
Towerco IV Holdings, LLC	1,483	2,778
Total 1st Lien/Last-Out Unitranche	$14,591	$16,226
Total	$222,669	$112,057
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
8. NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued		Proceeds Received
For the Six Months Ended June 30, 2024
April 25, 2024	2,844,624	*	$54,408
May 20, 2024	4,330,519	**	81,576
Total capital drawdowns	7,175,143		$135,984
Share Issue Date	Shares Issued		Proceeds Received
For the Six Months Ended June 30, 2023
February 21, 2023	62,172		$1,145
June 20, 2023	54,300		1,003
Total capital drawdowns	116,472		$2,148

*Inclusive of 2,475 shares that were cancelled due to defaulted investors.

**Inclusive of 3,682 shares that were cancelled due to defaulted investors.

Distributions

The following table reflects the distributions declared on the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2024
February 27, 2024	April 2, 2024	April 29, 2024	$0.52	(1)
May 1, 2024	July 2, 2024	July 29, 2024	$0.44
For the Six Months Ended June 30, 2023
February 28, 2023	April 5, 2023	April 27, 2023	$0.50
May 3, 2023	July 6, 2023	July 28, 2023	$0.50
(1)
$0.05 is considered capital gain distribution.

9. EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net increase (decrease) in net assets from operations	$9,518	$4,926	$19,793	$8,733
Weighted average shares outstanding	18,015,409	9,474,232	15,968,571	9,453,450
Basic and diluted earnings (loss) per share	$0.53	$0.52	$1.24	$0.92

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023
Per Share Data:(1)
NAV, beginning of period	$18.37	$18.25
Net investment income (loss)	0.99	0.98
Net realized and unrealized gains (losses)(2)	0.33	(0.06)
Net increase (decrease) in net assets from operations(2)	$1.32	$0.92
Distributions recorded	(0.52)	(0.50)
Total increase (decrease) in net assets	$0.80	$0.42
NAV, end of period	$19.17	$18.67
Shares outstanding, end of period	21,096,876	9,521,968
Weighted average shares outstanding	15,968,571	9,453,450
Total return based on NAV(3)	7.19%	5.04%
Supplemental Data/Ratio(4):
Net assets, end of period	$404,353	$177,803
Ratio of net expenses to average net assets	12.78%	8.46%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	2.61%	2.85%
Ratio of interest and other debt expenses to average net assets	7.71%	5.61%
Ratio of incentive fees to average net assets	2.46%	—%
Ratio of total expenses to average net assets	12.78%	8.46%
Ratio of net investment income to average net assets	10.59%	10.69%
Portfolio turnover	4%	2%

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

On July 9, 2024, the Company delivered a capital drawdown notice to its investors relating to the issuance and sale of approximately 2.9 million shares of common stock for an aggregate offering price of $55,235. The shares were issued on July 29, 2024.

On August 8, 2024, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period July 1, 2024 through September 30, 2024, payable on or about October 29, 2024 to shareholders of record as of October 2, 2024.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through June 30, 2024, we have originated approximately $1,034.11 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Our revolving credit agreement with Bank of America, N.A., as administrative agent (as amended, restated, supplemented or otherwise modified from time to time, the “BoA Revolving Credit Facility”), and our revolving credit agreement with Truist Bank, as administrative agent (as amended, restated, supplemented or otherwise modified from time to time, the "Truist Revolving Credit Facility" and together with the BoA Revolving Credit Facility, the "Revolving Credit Facilities"), allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$679.78	$683.35	$428.17	$427.08
First Lien/Last-Out Unitranche	45.22	45.17	33.63	33.59
Preferred Stock	3.81	4.44	2.71	3.32
Common Stock	2.62	2.93	0.67	0.95
Warrants	0.21	0.03	0.22	0.03
Total investments	$731.64	$735.92	$465.40	$464.97

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.8%	11.7%	12.2%	12.3%
First Lien/Last-Out Unitranche(2)(3)	12.4%	12.4%	12.6%	12.6%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.8%	11.7%	12.1%	12.2%

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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2024		December 31, 2023
Number of portfolio companies	82		62
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.5	x	5.4	x
Weighted average interest coverage(3)	1.6	x	1.7	x
Median EBITDA(3)	$85.69 million		$82.02 million

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

As of June 30, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 24.8% and 35.1% of total debt investments at fair value.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	June 30, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$15.76	2.1%	$—	—%
Grade 2	720.16	97.9	457.37	98.4
Grade 3	—	—	—	—
Grade 4	—	—	7.60	1.60
Total Investments	$735.92	100.0%	$464.97	100.0%

The increase in investments with a grade 1 investment performance rating was driven by an investment with an aggregate fair value of $15.77 million being upgraded from a grade 2 investment performance rating to a grade 1 investment performance rating due to a potential exit. The decrease in investment with a grade 4 investment performance rating was primarily driven by an investment with fair market value of $7.60 million being upgraded to grade 2 from grade 4 performance ratings due to restructuring.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$731.64	100.0%	$455.90	98.0%
Non-accrual	—	—	9.5	2.0
Total Investments	$731.64	100.0%	$465.40	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	June 30, 2024	June 30, 2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$247.83	$44.69
First Lien/Last-Out Unitranche	—	—
Common Stock	1.95	—
Total	$249.78	$44.69
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$1.34	$4.13
Total	$1.34	$4.13
Net increase in portfolio	$248.44	$40.56
Number of new portfolio companies with new investment commitments	14	5
Total new investment commitment amount in new portfolio companies	$203.20	$41.59
Average new investment commitment amount in new portfolio companies	$14.51	$8.32
Number of existing portfolio companies with new investment commitments	9	1
Total new investment commitment amount in existing portfolio companies	$46.58	$3.10
Weighted average remaining term for new investment commitments (in years)(2)	5.8	6.2
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	11.0%	13.0%
Weighted average yield on new investment commitments(5)	10.9%	13.0%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.5%	10.8%
Weighted average yield on investments sold or repaid(7)	11.5%	10.8%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Total investment income	$19.46	$8.79	$35.15	$16.66
Total expenses	(10.23)	(4.04)	(19.37)	(7.36)
Net investment income (loss)	9.23	4.75	15.78	9.30
Net realized gain (loss) on investments	—	0.02	(1.43)	0.03
Net unrealized appreciation (depreciation) on investments	0.11	1.58	4.72	1.35
Net realized and unrealized gain (losses) on foreign currency translations	0.17	(1.42)	0.72	(1.95)
Net realized and unrealized gains (losses)	0.28	0.18	4.01	(0.57)
Net increase (decrease) in net assets from operations	$9.51	$4.93	$19.79	$8.73

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Interest income	$18.01	$8.24	$32.55	15.26
Payment-in-kind income	1.07	0.41	1.91	1.11
Other income	0.28	0.12	0.53	0.25
Dividend income	0.10	0.02	0.16	0.04
Total investment income	19.46	8.79	35.15	16.66

Investment income for the three and six months ended June 30, 2024 was driven by our deployment of capital into income producing investments. The amortized cost of the portfolio increased from $295.3 million as of June 30, 2023 to $731.6 million as of June 30, 2024.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Interest and other debt expenses	$6.38	$2.77	$11.59	$4.88
Management fees	1.20	0.54	2.14	1.04
Incentive fees based on income	1.64	—	3.55	—
Incentive fees based on capital gains	0.04	—	0.30	—
Professional fees	0.39	0.23	0.68	0.45
Directors’ fees	0.16	0.17	0.33	0.34
Directors’ and officers’ liability insurance	0.03	0.03	0.05	0.05
Other general and administrative expenses	0.39	0.30	0.73	0.60
Total expenses	$10.23	$4.04	$19.37	7.36

In the table above:

•
Interest and other debt expenses increased from $2.77 million and $4.88 million for the three and six months ended June 30, 2023 to $6.38 million and $11.59 million for the three and six months ended June 30, 2024. This was primarily due to an increase in the average aggregate daily borrowings from $114.57 million and $125.36 million for the three and six months ended June 30, 2023 to $318.2 million and $284.0 million for the three and six months ended June 30, 2024 and an increase in the weighted average interest rate from 7.51% and 7.39% for the three and six months ended June 30, 2023 to 7.54% and 7.54%, for the three and six months ended June 30, 2024.
•
Management Fees increased from $0.54 million and $1.04 million for the three and six months ended June 30, 2023 to $1.20 million and $2.14 million for the three and six months ended June 30, 2024, primarily driven by an increase in the size of our portfolio.
•
Incentive Fees based on income increased from $0 million and $0 million for the three and six months ended June 30, 2023 to $1.64 million and $3.55 million for the three and six months ended June 30, 2024, primarily driven by the performance of the investment portfolio. For additional information, see Note 3 "Significant Agreements and Related Party Transactions" in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The net realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in millions)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	$—	$—	$(1.43)	$—
Net realized gain (loss)	$—	$—	$(1.43)	$—

For the six months ended June 30, 2024, net realized losses were driven by the restructuring of the first lien debt investment in LCG Vardiman Black, LLC (dba Specialty Dental Brands), which resulted in a net realized loss of $1.43 million.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Unrealized appreciation	$0.94	$1.90	$5.83	$2.36
Unrealized depreciation	(0.83)	(0.32)	(1.11)	(1.01)
Net change in unrealized appreciation (depreciation) on investments	$0.11	$1.58	$4.72	$1.35

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2024
	($ in millions)
Portfolio Company:
Recochem, Inc	$0.14	$0.09
Harrington Industrial Plastics, LLC	0.11	0.07
CST Buyer Company (dba Intoxalock)	0.10	0.13
Other, net (1)	0.09	2.36
Coding Solutions Acquisition, Inc.	0.09	0.33
Ncontracts, LLC	0.08	0.24
Trader Corporation	(0.02)	(0.17)
Coretrust Purchasing Group LLC	(0.04)	0.16
PT Intermediate Holdings III, LLC (dba Parts Town)	(0.06)	(0.06)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(0.10)	1.86
MerchantWise Solutions, LLC (dba HungerRush)	(0.28)	(0.29)
Total	$0.11	$4.72
(1)
For the three and six months ended June 30, 2024, Other, net includes gross unrealized appreciation of $0.42 million and $2.95 million and gross unrealized depreciation of $(0.33) million and $(0.59) million.

Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2024 was primarily driven by tightening credit spreads and the reversal of unrealized depreciation in connection with the restructuring of LCG Vardiman Black, LLC (dba Specialty Dental Brands).

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
	($ in millions)
Portfolio Company:
Clearcourse Partnership Acquireco Finance Limited	$0.49	$0.84
HumanState Limited (dba PayProp)	0.52	0.55
Trader Corporation	0.24	0.25
Other, net (1)	0.24	0.31
CloudBees, Inc.	0.07	0.14
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	0.10	0.11
iCIMS, Inc.	0.05	(0.45)
Whitewater Holding Company LLC	(0.06)	(0.06)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(0.05)	(0.06)
BSI3 Menu Buyer, Inc (dba Kydia)	(0.01)	(0.07)
MerchantWise Solutions, LLC (dba HungerRush)	(0.01)	(0.21)
Total	$1.58	$1.35

(1)
For the three and six months ended June 30, 2023, Other, net includes gross unrealized appreciation of $0.44 million and $0.47 million and gross unrealized depreciation of $(0.20) million and $(0.16) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 208% and 219%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2024			December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$545.63	$150.63	72%	$546.43	$287.41	47%

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued		Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2024
April 25, 2024	2,844,624	*	$54.41
May 20, 2024	4,330,519	**	81.57
Total capital drawdowns	7,175,143		$135.98
For the Six Months Ended June 30, 2023
February 21, 2023	62,172		$1.15
June 20, 2023	54,300		1.00
Total capital drawdowns	116,472		$2.15

*Inclusive of 2,475 shares that were cancelled due to defaulted investors.

**Inclusive of 3,682 shares that were cancelled due to defaulted investors.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay State Street Bank and Trust Company (the “Administrator”) such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility	$56.00	$56.00	$—	$—	$—
Truist Revolving Credit Facility(1)	$317.96	$—	$—	$317.96	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2024, the Company had outstanding borrowings denominated in USD of $271.00 million, in GBP of GBP 14.17 million and in CAD of CAD 39.75 million.

BoA Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the BoA Revolving Credit Facility on July 26, 2022, November 14, 2022 and November 9, 2023.

Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the maximum principal amount of the BoA Revolving Credit Facility was $95 million as of June 30, 2024. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is May 24, 2024, subject to one option to extend the stated maturity date to November 22, 2024, upon the satisfaction of certain customary conditions. On April 26, 2024, we exercised our option to extend the stated maturity date to November 22, 2024 and satisfied the applicable customary conditions.

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

Truist Revolving Credit Facility

We entered into the Truist Revolving Credit Facility on February 28, 2023 with, among others, Truist Bank, as administrative agent, lead arranger, letter of credit issuer and lender. We most recently amended the Truist Revolving Credit Facility on June 28, 2024.

The Truist Revolving Credit Facility is a multicurrency facility, and as of June 30, 2024, total outstanding revolving commitments and term loans under the Truist Revolving Credit Facility were $480 million. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750 million. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 30, 2029. On May 30, 2024 we entered into the Second Amendment to the Senior Secured Revolving Credit Facility, which, among other things, extended the revolver availability period from February 26, 2027 to May 30, 2028 and the final maturity date from February 28, 2028 to May 30, 2029, reset the minimum shareholders’ equity test, replaced the interest rate benchmark for loans denominated in Canadian Dollars from CDOR to CORRA, and added the Australian Dollar as an Agreed Foreign Currency (as defined in the Truist Revolving Credit Facility) and the AUD Rate as its respective interest rate benchmark. On June 24, 2024 the Company exercised its right pursuant to the Truist Revolving Credit Facility to request a commitment increase, with the aggregate amount of revolving commitments under the Truist Revolving Credit Facility increasing from $305 million to $355 million. In addition, on June 28, 2024 the Company exercised its right pursuant to the Truist Revolving Credit Facility to request a commitment increase, with the aggregate amount of revolving commitments under the Truist Revolving Credit Facility increasing from $355 million to $455 million and the aggregate amount of outstanding term loans increasing from $0 to $25 million.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) Term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, or (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) Term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple RFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, respectively. With respect to borrowings denominated in USD, we may elect either Term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

For further details, see Note 6 “Debt – Truist Revolving Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	June 30, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$208.08	$95.83
First Lien/Last-Out Unitranche	14.59	16.23
Total	$222.67	$112.06

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

RECENT DEVELOPMENTS

On July 9, 2024, we delivered a capital drawdown notice to our investors relating to the issuance and sale of approximately 2.9 million shares of common stock for an aggregate offering price of $55,235. The shares were issued on July 29, 2024.

On August 8, 2024, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per share, including net investment income (if positive) for the period July 1, 2024 through September 30, 2024, payable on or about October 29, 2024 to shareholders of record as of October 2, 2024.

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

As of June 30, 2024 and December 31, 2023, on a fair value basis, 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the BoA Revolving Credit Facility and the Truist Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2024 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$17.73	$(10.41)	$7.32
Up 200 basis points	11.82	(6.94)	4.88
Up 100 basis points	5.91	(3.47)	2.44
Up 75 basis points	4.43	(2.60)	1.83
Up 50 basis points	2.95	(1.73)	1.22
Up 25 basis points	1.48	(0.87)	0.61
Down 25 basis points	(1.48)	0.87	(0.61)
Down 50 basis points	(2.95)	1.73	(1.22)
Down 75 basis points	(4.43)	2.60	(1.83)
Down 100 basis points	(5.91)	3.47	(2.44)
Down 200 basis points	(11.82)	6.94	(4.88)
Down 300 basis points	(17.73)	10.41	(7.32)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued		Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2024
April 25, 2024	2,844,624	*	$54.41
May 20, 2024	4,330,519	**	81.57
Total capital drawdowns	7,175,143		$135.98

* Inclusive of 2,475 shares that were cancelled due to defaulted investors.

** Inclusive of 3,682 shares that were cancelled due to defaulted investors.

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

10.1

Second Amendment to Senior Secured Revolving Credit Agreement, dated as of May 30, 2024, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01461), filed on June 5, 2024).

10.2

Commitment Increase Request, dated as of June 24, 2024, by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01461), filed on June 27, 2024).

10.3

Commitment Increase Request, dated as of June 28, 2024, by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01461), filed on July 3, 2024).

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

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Date: August 13, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 13, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 13, 2024	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)