Form 10-Q
period 2024-09-30
Goldman Sachs Middle Market Lending Corp. II
filed 2024-11-12
CIK 1865174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 12, 2024 was 23,959,372.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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
•
the impact of changing inflation and interest rates and the risk of recession on our portfolio companies;
•
the impact of the 2024 U.S. presidential election;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024 (Unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $807,092 and $460,382)	$812,080	$459,660
Non-controlled affiliated investments (cost of $24,038 and $5,019)	23,754	5,310
Total investments, at fair value (cost of $831,130 and $465,401)	$835,834	$464,970
Investments in affiliated money market fund (cost of $5,971 and $905)	5,971	905
Cash	13,888	8,543
Interest and dividends receivable	6,525	3,774
Deferred financing costs	5,371	2,874
Other assets	132	20
Total assets	$867,721	$481,086
Liabilities
Debt	$394,763	$214,459
Interest and other debt expenses payable	5,963	1,273
Management fees payable	1,490	771
Incentive fees based on income payable	2,343	3,152
Incentive fees based on capital gains payable	163	—
Distribution payable	—	4,873
Accrued expenses and other liabilities	537	790
Total liabilities	$405,259	$225,318
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized and no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 23,959,372 and 13,921,733 shares issued and outstanding as of September 30, 2024 and December 31, 2023)	24	14
Paid-in capital in excess of par	447,960	257,092
Distributable earnings (loss)	14,478	(1,338)
Total net assets	$462,462	$255,768
Total liabilities and net assets	$867,721	$481,086
Net asset value per share	$19.30	$18.37

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$23,363	$9,373	$55,314	$24,432
Payment-in-kind income	1,209	717	3,014	1,831
Other income	327	138	820	374
From non-controlled affiliated investments:
Interest income	483	120	1,085	320
Payment-in-kind income	192	—	295	—
Dividend income	151	58	313	102
Other income	14	3	46	11
Total investment income	$25,739	$10,409	$60,887	$27,070
Expenses:
Interest and other debt expenses	$7,855	$3,265	$19,446	$8,149
Management fees	1,490	611	3,628	1,651
Incentive fees based on income	2,343	—	5,888	—
Incentive fees based on capital gains	(138)	—	163	—
Professional fees	128	363	804	812
Directors’ fees	171	170	505	505
Directors’ and officers’ liability insurance	30	11	81	59
Other general and administrative expenses	446	366	1,177	972
Total expenses	$12,325	$4,786	$31,692	$12,148
Net investment income (loss)	$13,414	$5,623	$29,195	$14,922
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$120	$9	$(1,306)	$37
Foreign currency transactions	46	(2,673)	95	(2,429)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	1,047	(2,366)	5,710	(1,118)
Non-controlled affiliated investments	(629)	84	(575)	186
Foreign currency translations	(1,500)	4,531	(828)	2,343
Net realized and unrealized gains (losses)	$(916)	$(415)	$3,096	$(981)
Net increase (decrease) in net assets from operations	$12,498	$5,208	$32,291	$13,941
Weighted average shares outstanding	23,088,212	10,508,157	18,359,107	9,808,882
Basic and diluted net investment income (loss) per share	$0.58	$0.54	$1.59	$1.52
Basic and diluted earnings (loss) per share	$0.54	$0.50	$1.76	$1.42

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net assets at beginning of period	$404,353	$177,803	$255,768	$171,656
Increase (decrease) in net assets from operations:
Net investment income (loss)	$13,414	$5,623	$29,195	$14,922
Net realized gain (loss)	166	(2,664)	(1,211)	(2,392)
Net change in unrealized appreciation (depreciation)	(1,082)	2,249	4,307	1,411
Net increase (decrease) in net assets from operations	$12,498	$5,208	$32,291	$13,941
Distributions to stockholders from:
Distributable earnings	$(9,283)	$(4,761)	$(16,475)	$(9,495)
Total distributions to stockholders	$(9,283)	$(4,761)	$(16,475)	$(9,495)
Capital transactions:
Issuance of common shares	$54,894	$40,615	$190,878	$42,763
Net increase in net assets from capital transactions	$54,894	$40,615	$190,878	$42,763
Total increase (decrease) in net assets	$58,109	$41,062	$206,694	$47,209
Net assets at end of period	$462,462	$218,865	$462,462	$218,865
Distributions per share	$0.44	$0.50	$0.96	$1.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023

Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$32,291	$13,941
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(427,468)	(104,180)
Payment-in-kind interest capitalized	(3,269)	(1,810)
Investments in affiliated money market fund, net	(5,066)	(2,713)
Proceeds from sales of investments and principal repayments	66,465	8,374
Net realized (gain) loss on investments	1,306	(37)
Net change in unrealized (appreciation) depreciation on investments	(5,135)	932
Net change in unrealized (appreciation) depreciation on foreign currency translation	(24)	34
Amortization of premium and accretion of discount, net	(2,763)	(990)
Amortization of deferred financing costs	1,040	800
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(2,751)	(267)
(Increase) decrease in other assets	(112)	(44)
Increase (decrease) in interest and other debt expenses payable	4,690	400
Increase (decrease) in management fees payable	719	218
Increase (decrease) in incentive fees based on income payable	(809)	—
Increase (decrease) in incentive fees based on capital gains payable	163	—
Increase (decrease) in directors’ fees payable	—	165
Increase (decrease) in accrued expenses and other liabilities	(253)	429
Net cash provided by (used for) operating activities	$(340,976)	$(84,748)
Cash flows from financing activities:
Proceeds from issuance of common stock	$190,878	$42,763
Offering costs paid	—	(66)
Distributions paid	(21,348)	(13,069)
Financing costs paid	(3,537)	(2,940)
Borrowings on debt	356,304	221,404
Repayments of debt	(176,000)	(142,880)
Net cash provided by (used for) financing activities	$346,297	$105,212
Net increase (decrease) in cash	$5,321	$20,464
Effect of foreign exchange rate changes on cash and cash equivalents	24	(34)
Cash, beginning of period	8,543	3,675
Cash, end of period	$13,888	$24,105
Supplemental and non-cash activities
Interest expense paid	$13,157	$6,356
Exchange of investments	$15,993	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of September 30, 2024

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 179.24%
Canada - 9.85%
1st Lien/Senior Secured Debt - 9.85%
Trader Corporation	Automobiles	10.50%	C + 5.50%	12/21/29	CAD 16,793	$12,191	$12,417	(5) (6) (7)
Trader Corporation	Automobiles	10.50%	C + 5.50%	12/21/29	CAD 15,953	11,549	11,796	(5) (6) (7)
Trader Corporation	Automobiles		C + 5.50%	12/22/28	CAD 1,279	(9)	—	(5) (6) (7) (8)
Recochem, Inc	Chemicals	10.46%	C + 5.75%	11/01/30	CAD 7,931	5,617	5,864	(5) (6) (7)
Recochem, Inc	Chemicals	11.00%	S + 5.75%	11/01/30	4,946	4,851	4,946	(5) (6) (7)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD 1,941	(12)	—	(5) (6) (7) (8)
Recochem, Inc	Chemicals	11.00%	S + 5.75%	11/01/30	1,753	1,721	1,753	(5) (6) (7)
Recochem, Inc	Chemicals	11.00%	S + 5.75%	11/01/30	CAD 1,294	191	211	(5) (6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.96%	S + 6.00%	02/01/27	1,217	157	151	(5) (6) (7) (8)
iWave Information Systems, Inc.	Software	11.61%	S + 6.75%	11/23/28	8,757	8,591	8,538	(5) (6) (7)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28	4,380	(19)	(110)	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt						44,828	45,566
Total Canada						$44,828	$45,566
United Kingdom - 6.05%
1st Lien/Senior Secured Debt - 6.05%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.95%	SN + 8.75% (Incl. 6.45% PIK)	07/25/28	GBP 13,131	$15,670	$16,897	(5) (6) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.90%	SN + 8.75% (Incl. 6.45% PIK)	07/25/28	GBP 10,774	8,353	8,769	(5) (6) (7) (8)
Bigchange Group Limited	Software	11.07%	SN + 6.00%	12/23/26	GBP 1,400	1,859	1,862	(5) (6)
Bigchange Group Limited	Software	11.10%	SN + 6.00%	12/23/26	GBP 335	426	446	(5) (6)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP 280	(4)	(2)	(5) (6) (8)
Total 1st Lien/Senior Secured Debt						26,304	27,972
Total United Kingdom						$26,304	$27,972
United States - 163.34%
1st Lien/Senior Secured Debt - 153.07%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	10.10%	S + 5.00%	01/09/30	$7,637	$7,454	$7,580	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	10.10%	S + 5.00%	01/09/30	5,835	5,734	5,792	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 5.00%	01/09/28	1,981	(33)	(15)	(6) (7) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense	11.13%	S + 6.00%	04/18/30	3,152	3,092	3,089	(6) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 6.00%	04/18/30	443	(8)	(9)	(6) (7) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	10.87%	S + 5.75%	11/15/30	10,408	10,218	10,200	(6) (7)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	1,743	(30)	(35)	(6) (7) (8)
ASM Buyer, Inc.	Commercial Services & Supplies	10.10%	S + 5.00%	08/22/31	12,750	12,400	12,495	(6)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 5.00%	08/22/30	1,500	(29)	(30)	(6) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 5.00%	08/22/31	750	(7)	(7)	(6) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	10.10%	S + 5.25%	02/07/31	6,332	6,214	6,269	(6) (7)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31	2,809	(26)	(28)	(6) (7) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31	843	(15)	(8)	(6) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.45%	S + 6.50%	08/01/29	4,763	4,661	4,715	(6) (7)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	1,443	(17)	(14)	(6) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.45%	S + 6.50%	08/01/29	722	273	281	(6) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.45%	S + 6.50%	08/01/29	718	702	711	(6) (7)
Superior Environmental Solutions	Commercial Services & Supplies	11.45%	S + 6.50%	08/01/29	239	234	237	(6) (7)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	10.85%	S + 6.00%	10/31/29	4,386	4,299	4,342	(6) (7)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.30%	S + 6.00%	10/31/29	690	77	83	(6) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.85%	S + 5.25%	04/30/31	5,945	5,859	5,915	(6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	10.37%	S + 5.25%	04/30/31	2,187	229	235	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
USA DeBusk, LLC	Commercial Services & Supplies	9.97%	S + 5.25%	04/30/30	$820	$411	$419	(6) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.60%	S + 5.75%	05/01/29	20,913	20,778	20,756	(6) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.60%	S + 5.75%	05/01/29	2,201	1,086	1,084	(6) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 5.75%	05/01/29	1,834	(12)	(14)	(6) (7) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.60%	S + 6.00%	10/04/30	8,910	8,710	8,821	(6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	1,045	(22)	(10)	(6) (7) (8)
DFS Holding Company, Inc.	Distributors	10.50%	S + 6.25%	01/31/29	4,101	4,004	4,040	(6) (7)
DFS Holding Company, Inc.	Distributors	10.50%	S + 6.25%	01/31/29	864	287	288	(6) (7) (8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.60%	S + 6.00%	04/26/29	6,765	6,639	6,630	(6) (7) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29	3,140	(57)	(63)	(6) (7) (8) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	11.01%	S + 6.00%	04/26/29	628	177	176	(6) (7) (8) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.63%	S + 5.00%	06/06/31	5,464	5,437	5,437	(6) (7)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	2,466	(21)	(12)	(6) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	10.05%	S + 5.00%	06/06/31	724	53	57	(6) (7) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	9.95%	S + 5.00%	11/01/28	6,646	6,371	6,613	(6) (7)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28	638	(25)	(3)	(6) (7) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	15,341	(134)	(115)	(6) (7) (8) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.96%	S + 6.00%	07/06/27	3,421	3,379	3,396	(6) (7) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.96%	S + 6.00%	07/06/27	2,400	2,366	2,382	(6) (7) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.97%	S + 6.00%	07/06/27	600	473	476	(6) (7) (8) (9)
Spotless Brands, LLC	Diversified Consumer Services	10.81%	S + 5.75%	07/25/28	10,511	10,247	10,511	(6) (7)
Spotless Brands, LLC	Diversified Consumer Services	10.81%	S + 5.75%	07/25/28	1,629	1,592	1,629	(6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	10.20%	S + 5.00%	05/01/31	10,615	10,514	10,509	(6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.88%	S + 5.00%	05/01/31	2,769	877	858	(6) (7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	1,615	(15)	(16)	(6) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	12.45%	S + 7.50%	08/14/28	7,263	7,054	7,227	(6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	12.16%	S + 7.50%	08/14/28	1,257	601	622	(6) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28	209	(6)	(1)	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.75%	S + 6.00%	12/21/27	6,132	6,046	6,117	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	10.50%	S + 5.75%	12/21/27	1,989	1,965	1,969	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	10.50%	S + 5.75%	12/21/27	668	660	661	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	10.50%	S + 5.75%	12/21/27	664	656	657	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	10.83%	S + 5.75%	12/21/27	659	646	652	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services		S + 5.75%	12/21/27	270	(3)	(3)	(6) (7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment	11.20%	S + 6.50%	12/31/27	3,574	3,530	3,530	(6) (7)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27	367	(4)	(5)	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.10%	S + 5.50%	05/08/28	7,747	7,694	7,669	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	1,019	(7)	(10)	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.45%	S + 5.50%	05/08/28	338	332	334	(6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.96%	S + 6.00%	01/25/28	6,228	6,160	5,854	(6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	249	(2)	(15)	(6) (7) (8)
Computer Services, Inc.	Financial Services	10.27%	S + 5.25%	11/15/29	15,627	14,968	15,627	(6) (7)
Computer Services, Inc.	Financial Services		S + 5.25%	11/15/29	5,406	(24)	—	(6) (7) (8)
Computer Services, Inc.	Financial Services	10.27%	S + 5.25%	11/15/29	3,709	3,675	3,709	(6) (7)
Coretrust Purchasing Group LLC	Financial Services	10.10%	S + 5.25%	10/01/29	18,183	17,704	18,092	(6) (7)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	4,760	(65)	(24)	(6) (7) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	1,932	(42)	(10)	(6) (7) (8)
Fullsteam Operations LLC	Financial Services	13.46%	S + 8.25%	11/27/29	9,798	9,491	9,700	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	$7,221	$(49)	$(72)	(6) (7) (8)
Fullsteam Operations LLC	Financial Services	13.46%	S + 8.25%	11/27/29	3,083	2,846	2,899	(6) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	1,805	(12)	(18)	(6) (7) (8)
Fullsteam Operations LLC	Financial Services	13.46%	S + 8.25%	11/27/29	1,370	1,229	1,252	(6) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	548	(14)	(5)	(6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	10.60%	S + 6.00%	06/01/28	6,705	6,614	6,102	(6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	10.60%	S + 6.00%	06/01/28	1,691	1,444	1,315	(6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	10.74%	S + 6.00%	06/01/28	857	846	780	(6) (7)
Priority Technology Holdings, Inc. (dba Priority Payment)	Financial Services	9.81%	S + 4.75%	05/16/31	16,118	16,046	16,118	(5) (6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	10.54%	S + 5.25%	02/24/31	8,728	8,646	8,641	(6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31	1,250	(11)	(13)	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.35%	S + 6.00%	02/01/27	21,687	21,595	21,578	(5) (6) (7)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.35%	S + 6.00%	02/01/27	2,096	337	327	(5) (6) (7) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies	10.10%	S + 5.50%	02/28/31	11,195	11,037	11,083	(6) (7)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/31	2,088	(14)	(21)	(6) (7) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/30	1,566	(21)	(16)	(6) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.25%	S + 5.00%	08/07/31	2,977	2,957	2,948	(6)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	537	(8)	(4)	(6) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	10.01%	S + 5.00%	08/07/31	290	68	68	(6) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.70%	S + 6.75%	06/13/28	4,113	4,015	4,010	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	463	(10)	(12)	(6) (7) (8)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.30%	S + 7.00% (Incl. 7.30% PIK)	03/18/27	7,359	7,238	7,212	(6) (7) (9)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.30%	S + 7.00% (Incl. 7.30% PIK)	03/18/27	877	730	790	(6) (7) (8) (9) (10)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.26%	S + 5.50%	12/15/27	5,089	4,967	5,038	(6) (7)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.25%	S + 5.50%	12/15/27	1,174	1,160	1,163	(6) (7)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services		P + 4.50%	12/15/27	259	(3)	(3)	(6) (7) (8)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	11.76%	S + 5.50%	06/15/27	3,303	3,232	3,270	(6) (7)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	10.74%	S + 5.50%	06/15/27	1,672	1,637	1,655	(6) (7)
SpendMend, LLC	Health Care Providers & Services	10.25%	S + 5.50%	03/01/28	3,411	3,373	3,377	(6) (7)
SpendMend, LLC	Health Care Providers & Services	10.35%	S + 5.50%	03/01/28	1,506	729	727	(6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	10.48%	S + 5.50%	03/01/28	456	178	178	(6) (7) (8)
Businessolver.com, Inc.	Health Care Technology	10.20%	S + 5.50%	12/01/27	2,124	2,112	2,108	(6) (7)
Businessolver.com, Inc.	Health Care Technology	10.20%	S + 5.50%	12/01/27	317	75	74	(6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology	9.85%	S + 4.75%	07/16/31	8,928	8,840	8,838	(6)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31	3,939	(19)	(20)	(6) (8)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31	1,182	(11)	(12)	(6) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	9.86%	S + 5.50%	05/11/29	3,553	3,500	3,464	(6) (7)
Intelligent Medical Objects, Inc.	Health Care Technology	10.09%	S + 5.50%	05/11/29	473	466	462	(6) (7)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 5.50%	05/11/28	400	(5)	(10)	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.25%	S + 7.50%	07/18/28	7,810	7,699	7,790	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.25%	S + 7.50%	07/18/28	6,682	3,626	3,610	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.25%	S + 7.50%	07/18/28	770	764	768	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.25%	S + 7.50%	07/18/28	605	174	180	(6) (7) (8)
WebPT, Inc.	Health Care Technology	11.97%	S + 6.75%	01/18/28	3,255	3,225	3,190	(6) (7)
WebPT, Inc.	Health Care Technology	12.10%	S + 6.75%	01/18/28	278	77	74	(6) (7) (8)
WebPT, Inc.	Health Care Technology	11.92%	S + 6.75%	01/18/28	235	232	230	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	10.39%	S + 5.25%	07/24/31	9,532	9,438	9,436	(6)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.85%	S + 5.25%	07/24/31	4,000	440	440	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	10.00%	S + 5.25%	07/24/30	$741	$52	$52	(6) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.85%	S + 6.00%	10/02/29	5,443	5,348	5,389	(6) (7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,418	(12)	(14)	(6) (7) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,135	(19)	(11)	(6) (7) (8)
Kaseya Inc.	IT Services	10.75%	S + 5.50%	06/25/29	5,909	5,845	5,909	(6) (7)
Kaseya Inc.	IT Services	10.10%	S + 5.50%	06/25/29	351	85	88	(6) (7) (8)
Kaseya Inc.	IT Services	10.78%	S + 5.50%	06/25/29	329	66	68	(6) (7) (8)
Kaseya Inc.	IT Services	10.75%	S + 5.50%	06/25/29	22	22	22	(6) (7)
US Signal Company, LLC	IT Services	10.62%	S + 5.50%	09/04/29	8,005	7,926	7,925	(6)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	2,463	(24)	(25)	(6) (8)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	1,232	(12)	(12)	(6) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.35%	S + 6.50%	07/18/28	5,623	5,500	5,567	(6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.49%	S + 6.50%	07/18/28	727	567	574	(6) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.35%	S + 6.50%	07/18/28	364	139	142	(6) (7) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	9.60%	S + 4.75%	08/20/31	4,310	4,268	4,267	(6)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.75%	08/20/30	690	(7)	(7)	(6) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	10.33%	S + 5.00%	07/01/31	13,894	13,691	13,686	(5) (6)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	10.33%	S + 5.00%	07/01/31	3,689	512	510	(5) (6) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery		S + 5.00%	07/01/31	3,689	(27)	(55)	(5) (6) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.70%	E + 5.00%	07/01/31	EUR 3,446	3,646	3,778	(5) (6)
Recorded Books Inc. (dba RBMedia)	Media	11.31%	S + 6.25%	09/03/30	9,182	8,934	9,090	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media	11.00%	S + 5.75%	09/03/30	1,078	1,056	1,067	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media	11.17%	S + 5.75%	08/31/28	749	463	474	(6) (7) (8)
Amspec Parent, LLC	Professional Services	10.10%	S + 5.50%	12/05/30	7,011	6,850	6,976	(6) (7)
Amspec Parent, LLC	Professional Services		S + 5.50%	12/05/30	1,016	(11)	(5)	(6) (7) (8)
Amspec Parent, LLC	Professional Services		S + 5.50%	12/05/29	952	(21)	(5)	(6) (7) (8)
Engage2Excel, Inc.	Professional Services	10.75%	S + 6.50%	07/01/29	5,853	5,769	5,766	(6)
Engage2Excel, Inc.	Professional Services	10.75%	S + 6.50%	07/01/29	479	233	232	(6) (8)
iCIMS, Inc.	Professional Services	10.67%	S + 5.75%	08/18/28	19,227	19,013	18,361	(6) (7)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28	3,184	—	(143)	(6) (7) (8)
iCIMS, Inc.	Professional Services	10.62%	S + 5.75%	08/18/28	1,703	491	434	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.64%	S + 5.75%	11/30/27	1,990	1,966	1,980	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.10%	S + 5.75%	11/30/27	1,958	1,935	1,948	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		P + 4.75%	11/30/27	349	(4)	(2)	(6) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.56%	S + 6.50%	07/01/27	9,016	9,016	8,926	(6) (7)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	938	—	(9)	(6) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	9.81%	S + 4.75%	08/29/31	5,108	5,057	5,056	(6)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	1,022	(5)	(5)	(6) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	638	(6)	(6)	(6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.35%	S + 5.75%	07/01/30	2,920	2,856	2,905	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 5.75%	07/01/30	487	(7)	(2)	(6) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.35%	S + 5.75%	07/01/30	191	189	190	(6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software	9.10%	S + 4.50%	07/28/31	17,611	17,438	17,435	(6)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31	4,310	(21)	(22)	(6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	2,094	(20)	(21)	(6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	985	(10)	(10)	(6) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.35%	S + 4.75%	07/12/31	15,000	14,853	14,850	(5) (6)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/12/31	7,143	(35)	(36)	(5) (6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/12/31	$2,857	$(28)	$(29)	(5) (6) (8)
CloudBees, Inc.	Software	11.96%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	3,504	3,401	3,504	(6) (7)
CloudBees, Inc.	Software	11.96%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	1,503	1,456	1,503	(6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software	11.35%	S + 6.75%	11/08/30	11,141	10,887	10,863	(6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	1,161	(25)	(29)	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.00%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	6,734	6,672	6,666	(6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.10%	S + 5.25% (Incl. 2.25% PIK)	01/17/31	999	988	989	(6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.25% (Incl. 2.25% PIK)	01/17/31	945	(9)	(9)	(6) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.60%	S + 5.00%	12/01/28	19,621	19,473	19,425	(6) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/02/27	2,628	(20)	(26)	(6) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/01/28	1,512	(1)	(15)	(6) (7) (8)
NAVEX TopCo, Inc.	Software	10.60%	S + 5.50%	11/08/30	9,144	8,978	9,121	(7)
NAVEX TopCo, Inc.	Software		S + 5.50%	11/09/28	810	(13)	(2)	(7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.75%	N + 5.00%	05/03/29	NOK 20,145	1,865	1,899	(5) (6) (7)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.60%	S + 5.00%	05/03/29	8,152	8,114	8,112	(5) (6) (7)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 5.00%	05/03/29	1,904	(4)	(10)	(5) (6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.95%	SN + 5.00%	05/03/29	1,800	264	264	(5) (6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.95%	SN + 5.00%	05/03/29	GBP 919	1,152	1,223	(5) (6) (7)
Onyx CenterSource, Inc.	Software	11.98%	S + 6.50%	12/15/28	5,361	5,255	5,361	(6) (7)
Onyx CenterSource, Inc.	Software	11.98%	S + 6.50%	12/15/28	405	127	135	(6) (7) (8)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software	10.10%	S + 5.25% (Incl. 2.75% PIK)	09/01/31	15,067	14,918	14,916	(6)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31	4,336	(21)	(22)	(6) (8)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31	1,734	(17)	(17)	(6) (8)
Rubrik, Inc.	Software	12.28%	S + 7.00%	08/17/28	10,877	10,788	10,877	(6) (7)
Rubrik, Inc.	Software	12.28%	S + 7.00%	08/17/28	1,520	1,236	1,248	(6) (7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	10/01/31	18,213	—	—	(6) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	10/01/31	4,525	—	—	(6) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	10/01/29	2,262	—	—	(6) (8)
Singlewire Software, LLC	Software	9.85%	S + 5.25%	05/10/29	7,401	7,212	7,327	(6) (7)
Singlewire Software, LLC	Software		S + 5.25%	05/10/29	1,251	(29)	(13)	(6) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Software	11.56%	S + 6.50%	07/01/27	9,506	9,344	9,410	(6) (7)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.60%	S + 5.00%	06/02/31	14,264	14,126	14,121	(6)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.66%	S + 5.00%	06/02/31	7,780	2,201	2,176	(6) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30	1,815	(17)	(18)	(6) (8)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.85%	S + 6.25%	09/29/27	5,707	5,662	5,650	(6) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.60%	S + 5.75%	10/07/30	6,604	6,456	6,538	(6) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.60%	S + 5.75%	10/07/30	5,219	1,850	1,879	(6) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	10.10%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	21,139	20,839	20,400	(6) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	10.10%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	2,490	164	112	(6) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	10.10%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	1,495	154	114	(6) (7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.60%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	17,253	17,224	17,166	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 4.75%	04/09/30	1,224	(1)	(6)	(6) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.85%	S + 5.25%	06/23/31	15,000	14,781	14,850	(6) (7)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	10.54%	S + 5.25%	06/23/31	8,333	23	—	(6) (7) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30	1,667	(24)	(17)	(6) (7) (8)
Total 1st Lien/Senior Secured Debt						705,786	707,901

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (11) - 10.27%
EDB Parent, LLC (dba Enterprise DB)	Software	11.81%	S + 6.75%	07/07/28	$6,169	$6,053	$6,046	(6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	11.81%	S + 6.75%	07/07/28	2,401	1,615	1,567	(6) (7) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.10%	S + 6.25%	12/07/28	6,255	6,201	6,193	(6) (7)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.10%	S + 6.25%	12/07/28	3,745	2,213	2,207	(6) (7) (8)
K2 Towers III, LLC	Wireless Telecommunication Services	11.17%	S + 6.55%	12/06/28	10,000	8,799	8,786	(6) (7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.45%	S + 6.61%	12/22/28	3,203	3,173	3,171	(6) (7)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.45%	S + 6.61%	12/22/28	2,005	282	280	(6) (7) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.68%	S + 6.83%	02/01/29	6,285	6,228	6,222	(6) (7)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.68%	S + 6.83%	02/01/29	3,715	545	540	(6) (7) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.19%	S + 7.00%	08/24/28	6,222	6,153	6,160	(6) (7)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.01%	S + 7.00%	08/24/28	3,778	1,071	1,073	(6) (7) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	8.70%	S + 3.75%	08/31/28	6,668	5,235	5,249	(6) (7) (8)
Total 1st Lien/Last-Out Unitranche						47,568	47,494
Total United States						$753,354	$755,395
Total Debt Investments						$824,486	$828,933

Investment (1)	Industry (2)	Initial Acquisition Date(13)	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 1.50%
United States - 1.50%
Common Stock - 0.62%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	220	$220	$246	(6) (7) (12)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	1,733,153	1,733	1,733	(6) (7) (9) (12)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	400	400	655	(6) (7) (9) (12)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	2,700	270	231	(6) (7) (12)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	7,091,071	—	—	(7) (9) (12)
Total Common Stock				2,623	2,865
Preferred Stock - 0.87%
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	3,440,568	$1,094	$482	(7) (9) (12)
CloudBees, Inc.	Software	11/24/21	134,557	1,505	1,896	(6) (7) (12)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	1,237	1,206	1,616	(6) (7) (12)
Total Preferred Stock				3,805	3,994
Warrants - 0.01%
CloudBees, Inc.	Software	11/24/21	38,977	$216	$42	(6) (7) (12)
Total Warrants				216	42
Total United States				$6,644	$6,901
Total Equity Securities				6,644	6,901
Total Investments - 180.74%				$831,130	$835,834
Investments in Affiliated Money Market Fund - 1.29%
United States - 1.29%
Goldman Sachs Financial Square Government Fund - Institutional Shares			5,970,789	$5,971	$5,971	(14) (15)
Total Investments in Affiliated Money Market Fund				$5,971	$5,971
Total United States				$5,971	$5,971
Total Investments and Investments in Affiliated Money Market Fund - 182.03%				$837,101	$841,805

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), NIBOR ("N"), CORRA ("C"), EURIBOR ("E") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of September 30, 2024, 1 month S was 4.85%, 3 month S was 4.59%, 6 month S was 4.25%, 3 month SN was 4.95%, 1 month C was 4.19%, 3 month C was 3.92%, 3 month N was 4.73%, 3 month E was 3.28% and P was 8.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euros ("EUR"), Great British Pounds ("GBP"), Canadian Dollars ("CAD"), or Norwegian Kroner ("NOK").
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, the aggregate fair value of these securities is $155,753 or 17.95% of the Company’s total assets.
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
(12)
Non-income producing security.
(13)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of September 30, 2024, the aggregate fair value of these securities is $6,901 or 1.49% of the Company's net assets. The initial acquisition dates have been included for such securities.
(14)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(15)
The annualized seven-day yield as of September 30, 2024 is 4.84%.

PIK - Payment-In-Kind

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2023

(in thousands, except share and per share amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 180.11%
Canada - 11.23%
1st Lien/Senior Secured Debt - 11.23%
Trader Corporation	Automobiles	12.19%	C + 6.75%	12/21/29	16921	$12,258	$12,642	(5) (6) (7)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	1279	(11)	(10)	(5) (6) (7) (8)
Recochem, Inc	Chemicals	11.14%	C + 5.75%	11/01/30	1,762	1,727	1,727	(5) (6)
Recochem, Inc	Chemicals	11.58%	C + 5.75%	11/01/30	7971	5,636	5,895	(5) (6)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	1941	(14)	(15)	(5) (6) (8)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	1294	(18)	(20)	(5) (6) (8)
iWave Information Systems, Inc.	Software	12.25%	S + 6.75%	11/23/28	8,824	8,634	8,603	(5) (6) (7)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28	4,380	(22)	(109)	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt						28,190	28,713
Total Canada						$28,190	$28,713
United Kingdom - 9.20%
1st Lien/Senior Secured Debt - 9.20%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 8.50% PIK)	07/25/28	12210	$14,463	$15,135	(5) (6) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 8.50% PIK)	07/25/28	10491	6,092	6,393	(5) (6) (7) (8)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	1400	1,854	1,749	(5) (6) (7)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	213	270	266	(5) (6) (7)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	280	(5)	(7)	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt						22,674	23,536
Total United Kingdom						$22,674	$23,536
United States - 159.68%
1st Lien/Senior Secured Debt - 146.55%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.10%	S + 6.75%	01/09/30	$7,696	$7,492	$7,542	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 6.75%	01/09/28	1,981	(41)	(40)	(6) (7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.10%	S + 6.75%	01/09/30	5,880	5,767	5,762	(6) (7)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	1,743	(34)	(35)	(6) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	11.12%	S + 5.75%	11/15/30	10,461	10,254	10,251	(6)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	8,378	—	—	(6) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/27	1,081	—	—	(6) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28	541	—	—	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.96%	S + 6.50%	08/01/29	4,799	4,685	4,703	(6) (7)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	722	(8)	(14)	(6) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.96%	S + 6.50%	08/01/29	481	133	135	(6) (7) (8)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.38%	S + 6.00%	10/31/29	4,419	4,322	4,320	(6)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies		S + 6.00%	10/31/29	690	(15)	(16)	(6) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	11.35%	S + 6.00%	10/04/30	8,955	8,739	8,731	(6)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	1,045	(25)	(26)	(6) (8)
DFS Holding Company, Inc.	Distributors	12.46%	S + 7.00%	01/31/29	4,133	4,022	4,071	(6) (7)
DFS Holding Company, Inc.	Distributors	12.46%	S + 7.00%	01/31/29	867	287	290	(6) (7) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.86%	S + 6.50%	11/01/28	6,697	6,526	6,630	(6) (7)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.96%	S + 6.50%	11/01/28	638	48	57	(6) (7) (8)
Groundworks, LLC	Diversified Consumer Services	11.90%	S + 6.50%	03/14/30	2,101	2,046	2,059	(6) (7)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/30	96	(5)	(2)	(6) (7) (8)
Groundworks, LLC	Diversified Consumer Services		S + 6.50%	03/14/29	109	(3)	(2)	(6) (7) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.47%	S + 6.00%	07/06/27	3,448	3,396	3,396	(6) (7) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.47%	S + 6.00%	07/06/27	2,400	1,231	1,224	(6) (7) (8) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	600	(8)	(9)	(6) (7) (8) (9)

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

GS & Co. and Goldman Sachs International assisted the Company in conducting its private placement offering pursuant to agreements between the Company and each of GS & Co. and Goldman Sachs International.

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

The Company has formed a wholly-owned subsidiary, which is structured as Delaware limited liability company, to hold certain equity or equity-like investments in portfolio companies.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2024. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly-owned subsidiary, MMLC II Blocker I, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Prepayment premiums	$439	$—	$444	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1,011	$190	$1,253	$258

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2024, the Company did not have any investments on non-accrual status. As of December 31, 2023, the Company had an investment held in one portfolio company on non-accrual status, which represented 2.0% and 1.6% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively.

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2024 and December 31, 2023, the Company held an aggregate cash balance of $13,888 and $8,543. Foreign currency of $2,601 and $1,828 (acquisition cost of $2,560 and $1,811) is included in cash as of September 30, 2024 and December 31, 2023.

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

For the three and nine months ended September 30, 2024, Management Fees amounted to $1,490 and $3,628. As of September 30, 2024, $1,490 remained payable. For the three and nine months ended September 30, 2023, Management Fees amounted to $611 and $1,651.

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

For the three and nine months ended September 30, 2024, Incentive Fees based on income amounted to $2,343 and $5,888. As of September 30, 2024, $2,343 remained payable. For the three and nine months ended September 30, 2023, Incentive Fees based on income amounted to $0 and $0.

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

For the three and nine months ended September 30, 2024, the Company accrued Incentive Fees based on capital gains under GAAP of $(138) and $163, which were not realized. For the three and nine months ended September 30, 2023, the Company accrued Incentive fees based on capital gains under GAAP of $0 and $0.

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

For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $190 and $408. As of September 30, 2024, $128 remained payable. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $96 and $280.

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

For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $163 and $388. As of September 30, 2024, $163 remained payable. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $75 and $206.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$905	$393,810	$(388,744)	$—	$—	$5,971	$313
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	8,659	(167)	—	(16)	8,476	355
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	9,063	(1)	—	(578)	8,484	529
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	5,310	1,642	(177)	—	19	6,794	542
Total Non-Controlled Affiliates	$6,215	$413,174	$(389,089)	$—	$(575)	$29,725	$1,739
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$174,325	$(173,420)	$—	$—	$905	$162
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	3,843	1,268	(34)	—	233	5,310	474
Total Non-Controlled Affiliates	$3,843	$175,593	$(173,454)	$—	$233	$6,215	$636

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2024 and December 31, 2023, there were $14 and $161, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$776,918	$781,439	$428,177	$427,084
1st Lien/Last-Out Unitranche	47,568	47,494	33,627	33,588
Preferred Stock	3,805	3,994	2,711	3,316
Common Stock	2,623	2,865	670	954
Warrants	216	42	216	28
Total investments	$831,130	$835,834	$465,401	$464,970

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2024		December 31, 2023
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	20.9%	37.8%	19.9%	36.2%
Financial Services	14.3	25.9	12.9	23.4
Diversified Consumer Services	8.3	14.9	9.0	16.3
Trading Companies & Distributors	7.3	13.2	1.7	3.1
Commercial Services & Supplies	6.9	12.4	2.0	3.6
IT Services	5.4	9.7	7.0	12.8
Wireless Telecommunication Services	4.8	8.6	5.7	10.4
Professional Services	4.2	7.7	6.2	11.3
Health Care Providers & Services	3.7	6.7	7.4	13.4
Health Care Technology	3.7	6.7	6.5	11.8
Automobiles	2.9	5.2	2.7	4.9
Chemicals	2.7	5.0	3.8	7.0
Machinery	2.6	4.8	—	—
Aerospace & Defense	2.0	3.6	2.9	5.2
Specialty Retail	1.9	3.5	—	—
Health Care Equipment & Supplies	1.3	2.4	—	—
Media	1.3	2.3	1.9	3.5
Insurance	1.2	2.2	2.3	4.2
Real Estate Mgmt. & Development	1.1	1.9	2.1	3.8
Consumer Staples Distribution & Retail	1.1	1.9	1.9	3.4
Leisure Products	0.8	1.4	1.2	2.2
Textiles, Apparel & Luxury Goods	0.7	1.2	1.2	2.2
Distributors	0.5	0.9	0.9	1.7
Entertainment	0.4	0.8	0.8	1.4
Total	100.0%	180.7%	100.0%	181.8%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2024	December 31, 2023
United States	91.2%	88.8%
Canada	5.5	6.2
United Kingdom	3.3	5.0
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of September 30, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$623,336	Discounted cash flows	Discount Rate	8.0% - 12.2%	9.5%
1st Lien/Last-Out Unitranche	47,494	Discounted cash flows	Discount Rate	8.0% - 11.3%	10.0%
Equity
Preferred Stock	$2,098	Comparable multiples	EV/EBITDA(6)	10.0x - 20.9x	18.4x
	1,896	Comparable multiples	EV/Revenue	—	3.8x
Common Stock	2,865	Comparable multiples	EV/EBITDA(6)	9.5x - 14.8x	12.3x
Warrants	42	Comparable multiples	EV/Revenue	—	3.8x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$307,011	Discounted cash flows	Discount Rate	8.9% - 11.8%	10.5%
	7,603	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	16,988	Discounted cash flows	Discount Rate	8.9% - 11.7%	10.7%
Equity
Preferred Stock	$1,496	Comparable multiples	EV/EBITDA(6)	—	31.2x
	1,820	Comparable multiples	EV/Revenue	—	4.0x
Common Stock	954	Comparable multiples	EV/EBITDA(6)	9.3x - 16.0x	11.1x
Warrants	28	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of September 30, 2024, included within Level 3 assets of $835,834 is an amount of $158,103 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $670,830 or 80.9% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$781,439	$781,439	$—	$—	$427,084	$427,084
1st Lien/Last-Out Unitranche	—	—	47,494	47,494	—	—	33,588	33,588
Preferred Stock	—	—	3,994	3,994	—	—	3,316	3,316
Common Stock	—	—	2,865	2,865	—	—	954	954
Warrants	—	—	42	42	—	—	28	28
Investments in Affiliated Money Market Fund	5,971	—	—	5,971	905	—	—	905
Total	$5,971	$—	$835,834	$841,805	$905	$—	$464,970	$465,875

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2024
1st Lien/Senior Secured Debt	$427,084	$429,711	$(1,306)	$5,614	$(82,345)	$2,681	$—	$—	$781,439	$3,499
1st Lien/Last-Out Unitranche	33,588	13,859	—	(35)	—	82	—	—	47,494	(35)
Preferred Stock	3,316	1,207	—	(416)	(113)	—	—	—	3,994	(416)
Common Stock	954	1,953	—	(42)	—	—	—	—	2,865	(42)
Warrants	28	—	—	14	—	—	—	—	42	14
Total assets	$464,970	$446,730	$(1,306)	$5,135	$(82,458)	$2,763	$—	$—	$835,834	$3,020
For the Nine Months Ended September 30, 2023
1st Lien/Senior Secured Debt	$239,700	$96,289	$37	$(1,462)	$(8,374)	$969	$—	$—	$327,159	$(1,541)
1st Lien/Last-Out Unitranche	6,295	9,701	—	(21)	—	21	—	—	15,996	(21)
Preferred Stock	2,826	—	—	441	—	—	—	—	3,267	441
Common Stock	768	—	—	143	—	—	—	—	911	143
Warrants	71	—	—	(33)	—	—	—	—	38	(33)
Total assets	$249,660	$105,990	$37	$(932)	$(8,374)	$990	$—	$—	$347,371	$(1,011)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2024 and December 31, 2023, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

On November 1, 2021, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 217% and 219%.

The Company’s outstanding debt was as follows:

	September 30, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
BoA Revolving Credit Facility(1)	$95,000	$95,000	$—	$95,000	$95,000	$—
Truist Revolving Credit Facility(2)	555,000	160,439	394,763	305,000	91,805	214,459
Total debt	$650,000	$255,439	$394,763	$400,000	$186,805	$214,459

(1)
Provides, under certain circumstances, a total borrowing capacity of $300,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2024, the Company had outstanding borrowings of $0. As of December 31, 2023, the Company had outstanding borrowings of $0.
(2)
Provides, under certain circumstances, a total borrowing capacity of $750,000. As of September 30, 2024, the Company had outstanding borrowings denominated in USD of $341,000, in GBP of GBP 15,365, in CAD of CAD 39,750, and in EUR of EUR 3,440. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $179,000, in GBP of GBP 13,165 and in CAD of CAD 24,750.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2024 was 7.42% and for the year ended December 31, 2023 was 7.46%. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2024 was $322,380 and for the year ended December 31, 2023 was $134,147.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. Subject to availability under the “Borrowing Base,” the maximum principal amount of the BoA Revolving Credit Facility was $95,000 as of September 30, 2024. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility was May 24, 2024, subject to one option to extend the stated maturity date to November 22, 2024, upon the satisfaction of certain customary conditions (including payment of an extension fee equal to 0.20% of the aggregate principal amount of loans and commitments extended). The Company amended the BoA Revolving Credit Facility on July 26, 2022, November 14, 2022 and November 9, 2023. On April 26, 2024, the Company exercised its option to extend the stated maturity date to November 22, 2024 and satisfied the applicable customary conditions.

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

The BoA Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of stockholders’ ownership interest in the shares. The BoA Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of September 30, 2024, the Company was in compliance with these covenants.

Costs of $1,554 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of September 30, 2024 and December 31, 2023, outstanding deferred financing costs were $65 and $314.

The below table presents the summary information of the BoA Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Borrowing interest expense	$286	$486	$870	$3,775
Facility fees	91	93	271	187
Amortization of financing costs	114	152	451	445
Total	$491	$731	$1,592	$4,407
Weighted average interest rate	8.42%	7.97%	8.42%	7.48%
Average outstanding balance	$13,543	$24,179	$13,803	$67,446

Truist Revolving Credit Facility

The Company entered into the Truist Revolving Credit Facility on February 28, 2023 with, among others, Truist Bank, as administrative agent, lead arranger, letter of credit issuer and lender, which has been amended and supplemented from time to time.

The Truist Revolving Credit Facility is a multicurrency facility, and as of September 30, 2024, total outstanding revolving commitments under the Truist Revolving Credit Facility were $530,000 and term loans under the Truist Revolving Credit Facility were $25,000 for an aggregate amount of $555,000. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total outstanding revolving commitments and term loans under the Truist Revolving Credit Facility to $750,000. Commitments under the Truist Revolving Credit Facility may be repaid and reborrowed until the end of the revolving availability period, which ends on May 30, 2028. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 30, 2029. Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company's election) of either (i) term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, or (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple RFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, respectively. With respect to borrowings denominated in USD, the Company may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

The Company’s obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum shareholders’ equity and (ii) maintaining an asset coverage ratio of at least 1.50 to 1. As of September 30, 2024, the Company was in compliance with these covenants.

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

Costs of $6,406 were incurred in connection with obtaining the Truist Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of September 30, 2024 and December 31, 2023, outstanding deferred financing costs were $5,306 and $2,560.

The below table presents the summary information of the Truist Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$6,976	$2,173	$17,033	$2,792
Facility fees	119	199	232	595
Amortization of financing costs	269	162	589	355
Total	$7,364	$2,534	$17,854	$3,742
Weighted average interest rate	7.21%	7.45%	7.37%	7.41%
Average outstanding balance	$384,791	$115,689	$308,577	$50,373

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$545,501	$95,609	82%	$546,425	$287,410	47%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of September 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	September 30, 2024	December 31, 2023
1st Lien/Senior Secured Debt
ABC Investment Holdco Inc. (dba ABC Plumbing)	$3,579	$—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	1,019	2,810
AI Titan Parent, Inc. (dba Prometheus)	1,660	—
Amspec Parent, LLC	1,968	1,968
AQ Sunshine, Inc. (dba Relation Insurance)	4,222	3,155
Arrow Buyer, Inc. (dba Archer Technologies)	487	679
Artifact Bidco, Inc. (dba Avetta)	7,389	—
ASM Buyer, Inc.	2,250	9,757
Aurora Acquireco, Inc. (dba AuditBoard)	10,000	—
Bigchange Group Limited	374	357
Blast Bidco Inc. (dba Bazooka Candy Brands)	1,045	1,045
BSI3 Menu Buyer, Inc (dba Kydia)	249	249
Businessolver.com, Inc.	241	268
Charger Debt Merger Sub, LLC (dba Classic Collision)	7,342	—
Checkmate Finance Merger Sub, LLC	367	367
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	3,129	—
Circustrix Holdings, LLC (dba SkyZone)	364	1,092
Clearcourse Partnership Acquireco Finance Limited	5,096	6,612
Coding Solutions Acquisition, Inc. (dba CorroHealth)	755	10,891
Computer Services, Inc.	5,406	—
Coretrust Purchasing Group LLC	6,693	3,863
Crewline Buyer, Inc. (dba New Relic)	1,161	1,161
CST Buyer Company (dba Intoxalock)	638	574
DFS Holding Company, Inc.	564	564
Engage2Excel, Inc.	239	—
Formulations Parent Corporation (dba Chase Corp)	1,743	1,742
Frontgrade Technologies Holdings Inc.	1,981	1,981
Fullsteam Operations LLC	9,832	4,068
GovDelivery Holdings, LLC (dba Granicus, Inc.)	945	—
Governmentjobs.com, Inc. (dba NeoGov)	4,139	2,062
GPS Phoenix Buyer, Inc. (dba Guidepoint)	2,553	2,553
Harrington Industrial Plastics, LLC	3,288	679
HealthEdge Software, Inc.	5,120	400
Highfive Dental Holdco, LLC	463	3,240
iCIMS, Inc.	4,376	5,223
Intelligent Medical Objects, Inc.	400	951
iWave Information Systems, Inc.	4,380	4,380
Kaseya Inc.	523	591
Kene Acquisition, Inc. (dba Entrust)	3,652	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	147	—
Mandrake Bidco, Inc. (dba Miratech)	690	—
MerchantWise Solutions, LLC (dba HungerRush)	224	953
Millstone Medical Outsourcing, LLC	259	259
NAVEX TopCo, Inc.	810	810
NCWS Intermediate, Inc. (dba National Carwash Solutions)	3,620	—
NFM & J, L.P. (dba the Facilities Group)	349	349
Northstar Acquisition HoldCo, LLC (dba n2y)	3,432	—
Onyx CenterSource, Inc.	270	270
PDDS Holdco, Inc. (dba Planet DDS)	3,479	1,305
Project Accelerate Parent, LLC (dba ABC Fitness)	1,250	—
(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

	Unfunded Commitment Balances (1)
	September 30, 2024	December 31, 2023
Prophix Software Inc. (dba Pound Bidco)	$2,819	—
PT Intermediate Holdings III, LLC (dba Parts Town)	1,224	—
Recochem, Inc	2,181	2,442
Recorded Books Inc. (dba RBMedia)	267	749
Rocky Debt Merger Sub, LLC (dba NContracts)	6,070	2,894
Rubrik, Inc.	272	1,367
Runway Bidco, LLC	24,773	—
Singlewire Software, LLC	1,251	1,251
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	15,461	1,740
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	6,812	—
SpendMend, LLC	1,038	1,148
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	3,498	—
Superior Environmental Solutions	1,876	1,059
Trader Corporation	945	965
United Flow Technologies Intermediate Holdco II, LLC	9,917	—
UP Acquisition Corp. (dba Unified Power)	601	689
US Signal Company, LLC	3,695	—
USA DeBusk, LLC	2,338	—
Valet Waste Holdings, Inc. (dba Valet Living)	2,935	—
VASA Fitness Buyer, Inc.	838	1,466
VisionSafe Holdings, Inc.	443	—
WebPT, Inc.	198	255
Whitewater Holding Company LLC	270	1,533
Zarya Intermediate, LLC (dba iOFFICE)	938	134
Zeus Company, Inc.	3,654	—
Groundworks, LLC	—	205
Solaris (dba Urology Management Holdings, Inc.)	—	706
Total 1st Lien/Senior Secured Debt	$218,476	$95,831
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$786	$1,313
EIP Consolidated, LLC (dba Everest Infrastructure)	1,500	3,745
K2 Towers III, LLC	1,114	2,607
Skyway Towers Intermediate LLC	1,705	2,005
Tarpon Towers II LLC	3,138	—
Thor FinanceCo LLC (dba Harmoni Towers)	2,667	3,778
Towerco IV Holdings, LLC	1,352	2,778
Total 1st Lien/Last-Out Unitranche	$12,262	$16,226
Total	$230,738	$112,057
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

8. NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued		Proceeds Received
For the Nine months Ended September 30, 2024
April 25, 2024	2,844,624	(1)	$54,408
May 20, 2024	4,330,519	(2)	81,576
July 29, 2024	2,862,496	(3)	54,894
Total capital drawdowns	10,037,639		$190,878
Share Issue Date	Shares Issued		Proceeds Received
For the Nine months Ended September 30, 2023
February 21, 2023	62,172		$1,145
June 20, 2023	54,300		1,003
August 21, 2023	2,212,911		40,615
Total capital drawdowns	2,329,383		$42,763

(1) Inclusive of 2,475 shares that were cancelled due to defaulted investors.

(2) Inclusive of 3,682 shares that were cancelled due to defaulted investors.

(3) Inclusive of 1,603 shares that were cancelled due to defaulted investors.

Distributions

The following table reflects the distributions declared on the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2024
February 27, 2024	April 2, 2024	April 29, 2024	$0.52	(1)
May 1, 2024	July 2, 2024	July 29, 2024	$0.44
August 8, 2024	October 2, 2024	October 29, 2024	$0.52
For the Nine Months Ended September 30, 2023
February 28, 2023	April 5, 2023	April 27, 2023	$0.50
May 3, 2023	July 6, 2023	July 28, 2023	$0.50
August 2, 2023	October 3, 2023	October 28, 2023	$0.39
(1)
$0.05 is considered capital gain distribution.

9. EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net increase (decrease) in net assets from operations	$12,498	$5,208	$32,291	$13,941
Weighted average shares outstanding	23,088,212	10,508,157	18,359,107	9,808,882
Basic and diluted earnings (loss) per share	$0.54	$0.50	$1.76	$1.42

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Per Share Data:(1)
NAV, beginning of period	$18.37	$18.25
Net investment income (loss)	1.59	1.52
Net realized and unrealized gains (losses)(2)	0.30	(0.12)
Net increase (decrease) in net assets from operations(2)	$1.89	$1.40
Distributions recorded	(0.96)	(1.00)
Total increase (decrease) in net assets	$0.93	$0.40
NAV, end of period	$19.30	$18.65
Shares outstanding, end of period	23,959,372	11,734,880
Weighted average shares outstanding	18,359,107	9,808,882
Total return based on NAV(3)	10.29%	7.67%
Supplemental Data/Ratio(4):
Net assets, end of period	$462,462	$218,865
Ratio of net expenses to average net assets	12.08%	8.90%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	2.36%	2.93%
Ratio of interest and other debt expenses to average net assets	7.42%	5.97%
Ratio of incentive fees to average net assets	2.30%	—%
Ratio of total expenses to average net assets	12.08%	8.90%
Ratio of net investment income to average net assets	11.16%	10.94%
Portfolio turnover	13%	3%

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

On October 11, 2024, the Company exercised its right pursuant to the Truist Credit Facility to request a commitment increase, with the aggregate amount of revolving commitments under the Truist Revolving Credit Facility increasing from $530,000 to $555,000.

On November 7, 2024, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period October 1, 2024 through December 31, 2024, payable on or about January 28, 2025 to shareholders of record as of December 31, 2024.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through September 30, 2024, we have originated approximately $1,207.13 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$776.92	$781.44	$428.17	$427.08
First Lien/Last-Out Unitranche	47.57	47.49	33.63	33.59
Preferred Stock	3.80	3.99	2.71	3.32
Common Stock	2.62	2.87	0.67	0.95
Warrants	0.22	0.04	0.22	0.03
Total investments	$831.13	$835.83	$465.40	$464.97

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.1%	11.0%	12.2%	12.3%
First Lien/Last-Out Unitranche(2)(3)	12.0%	12.0%	12.6%	12.6%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.0%	11.0%	12.1%	12.2%

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

As of September 30, 2024, the total portfolio weighted average yield measured at amortized cost and fair value was 11.0% and 11.0%, as compared to 12.1% and 12.2%, as of December 31, 2023. The decrease in the weighted average yield at amortized cost and fair value was primarily driven by tightening of market conditions.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2024		December 31, 2023
Number of portfolio companies	87		62
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.8	x	5.4	x
Weighted average interest coverage(3)	1.7	x	1.7	x
Median EBITDA(3)	$88.71 million		$82.02 million

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

As of September 30, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 22.7% and 35.1% of total debt investments at fair value.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	September 30, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$2.30	0.3%	$—	—%
Grade 2	833.05	99.6	457.37	98.4
Grade 3	0.48	0.1	—	—
Grade 4	—	—	7.60	1.60
Total Investments	$835.83	100.0%	$464.97	100.0%

The increase in investments with a grade 1 investment performance rating was driven by an investment with an aggregate fair value of $2.30 million being upgraded from a grade 2 investment performance rating to a grade 1 investment performance rating due to a potential repayment. The decrease in investment with a grade 4 investment performance rating was primarily driven by an investment with fair market value of $0.48 million, as of September 30, 2024, being upgraded to grade 3 from grade 4 performance ratings due to restructuring.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$831.13	100.0%	$455.90	98.0%
Non-accrual	—	—	9.50	2.0
Total Investments	$831.13	100.0%	$465.40	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	September 30, 2024	September 30, 2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$173.02	$86.10
First Lien/Last-Out Unitranche	—	16.45
Common Stock	—	—
Total	$173.02	$102.55
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$55.75	$13.13
Total	$55.75	$13.13
Net increase in portfolio	$117.27	$89.42
Number of new portfolio companies with new investment commitments	6	8
Total new investment commitment amount in new portfolio companies	$97.00	$70.04
Average new investment commitment amount in new portfolio companies	$16.17	$8.76
Number of existing portfolio companies with new investment commitments	8	5
Total new investment commitment amount in existing portfolio companies	$76.02	$32.51
Weighted average remaining term for new investment commitments (in years)(2)	5.7	5.5
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.1%	12.5%
Weighted average yield on new investment commitments(5)	10.1%	12.5%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.3%	12.6%
Weighted average yield on investments sold or repaid(7)	11.3%	12.6%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Total investment income	$25.74	$10.41	$60.89	$27.07
Total expenses	(12.33)	(4.79)	(31.69)	(12.15)
Net investment income (loss)	13.41	5.62	29.20	14.92
Net realized gain (loss) on investments	0.12	0.01	(1.31)	0.04
Net unrealized appreciation (depreciation) on investments	0.42	(2.28)	5.14	(0.93)
Net realized and unrealized gain (losses) on foreign currency translations	(1.45)	1.86	(0.73)	(0.09)
Net realized and unrealized gains (losses)	(0.91)	(0.41)	3.10	(0.98)
Net increase (decrease) in net assets from operations	$12.50	$5.21	$32.30	$13.94

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Interest income	$23.85	$9.49	$56.40	24.75
Payment-in-kind income	1.40	0.72	3.31	1.83
Other income	0.34	0.14	0.87	0.39
Dividend income	0.15	0.06	0.31	0.10
Total investment income	$25.74	$10.41	$60.89	$27.07

Investment income for the three and nine months ended September 30, 2024 was driven by our deployment of capital into income producing investments. The amortized cost of the portfolio increased from $349.5 million as of September 30, 2023 to $831.1 million as of September 30, 2024.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Interest and other debt expenses	$7.86	$3.27	$19.45	$8.15
Management fees	1.49	0.61	3.63	1.65
Incentive fees based on income	2.34	—	5.89	—
Incentive fees based on capital gains	(0.14)	—	0.16	—
Professional fees	0.13	0.36	0.80	0.81
Directors’ fees	0.17	0.17	0.50	0.51
Directors’ and officers’ liability insurance	0.03	0.01	0.08	0.06
Other general and administrative expenses	0.45	0.37	1.18	0.97
Total expenses	$12.33	$4.79	$31.69	$12.15

In the table above:

•
Interest and other debt expenses increased from $3.27 million and $8.15 million for the three and nine months ended September 30, 2023 to $7.86 million and $19.45 million for the three and nine months ended September 30, 2024. This was primarily due to an increase in the average aggregate daily borrowings from $139.87 million and $117.82 million for the three and nine months ended September 30, 2023 to $398.33 million and $322.38 million for the three and nine months ended September 30, 2024 and an increase in the weighted average interest rate from 7.54% and 7.45% for the three and nine months ended September 30, 2023 to 7.25% and 7.42%, for the three and nine months ended September 30, 2024.
•
Management Fees increased from $0.61 million and $1.65 million for the three and nine months ended September 30, 2023 to $1.49 million and $3.63 million for the three and nine months ended September 30, 2024, primarily driven by an increase in the size of our portfolio.
•
Incentive Fees based on income increased from $0 million and $0 million for the three and nine months ended September 30, 2023 to $2.34 million and $5.89 million for the three and nine months ended September 30, 2024, primarily driven by the performance of the investment portfolio. For additional information, see Note 3 "Significant Agreements and Related Party Transactions" in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The net realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in millions)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	$—	$—	$(1.43)	$—
Clearcourse Partnership Acquireco Finance Limited	0.11	—	0.11	—
Other, net	0.01	—	0.01	—
Net realized gain (loss)	$0.12	$—	$(1.31)	$—

For the nine months ended September 30, 2024, net realized losses were primarily driven by the restructuring of the first lien debt investment in LCG Vardiman Black, LLC (dba Specialty Dental Brands), which resulted in a net realized loss of $1.43 million.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Unrealized appreciation	$2.79	$1.00	$6.85	$1.47
Unrealized depreciation	(2.37)	(3.28)	(1.71)	(2.40)
Net change in unrealized appreciation (depreciation) on investments	$0.42	$(2.28)	$5.14	$(0.93)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2024
	($ in millions)
Portfolio Company:
Clearcourse Partnership Acquireco Finance Limited	$0.91	$0.67
Other, net (1)	0.38	3.12
Trader Corporation	0.26	0.10
Computer Services, Inc.	0.22	0.46
Bigchange Group Limited	0.16	0.14
Spotless Brands, LLC	0.11	0.17
Admiral Buyer, Inc. (dba Fidelity Payment Services)	(0.02)	(0.12)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	(0.17)	0.15
iCIMS, Inc.	(0.38)	(0.34)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	(0.51)	(0.53)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(0.54)	1.32
Total	$0.42	$5.14
(1)
For the three and nine months ended September 30, 2024, Other, net includes gross unrealized appreciation of $1.13 million, $3.85 million and gross unrealized depreciation of $(0.74) million, $(0.72) million.

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2024 was primarily driven by tightening credit spreads.

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
	($ in millions)
Portfolio Company:
CloudBees, Inc.	$0.15	$0.29
Coretrust Purchasing Group LLC	0.11	0.17
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	0.08	0.19
Computer Services, Inc.	0.07	0.12
Rubrik, Inc.	0.06	0.05
Other, net (1)	0.17	(0.40)
Coding Solutions Acquisition, Inc.	(0.19)	(0.20)
Trader Corporation	(0.22)	0.04
HumanState Limited (dba PayProp)	(0.74)	(0.19)
Clearcourse Partnership Acquireco Finance Limited	(0.85)	(0.02)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(0.92)	(0.98)
Total	$(2.28)	$(0.93)

(1)
For the three and nine months ended September 30, 2023, Other, net includes gross unrealized appreciation of $0.52 million and $0.61 million and gross unrealized depreciation of $(0.35) million and $(1.01) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 217% and 219%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2024			December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$545.50	$95.61	82%	$546.43	$287.41	47%

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued		Proceeds Received ($ in millions)
For the Nine months Ended September 30, 2024
April 25, 2024	2,844,624	(1)	$54.41
May 20, 2024	4,330,519	(2)	81.57
July 29, 2024	2,862,496	(3)	54.90
Total capital drawdowns	10,037,639		$190.88
For the Nine months Ended September 30, 2023
February 21, 2023	62,172		$1.15
June 20, 2023	54,300		1.00
August 21, 2023	2,212,911		40.61
Total capital drawdowns	2,329,383		$42.76

(1) Inclusive of 2,475 shares that were cancelled due to defaulted investors.

(2) Inclusive of 3,682 shares that were cancelled due to defaulted investors.

(3) Inclusive of 1,603 shares that were cancelled due to defaulted investors.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay State Street Bank and Trust Company (the “Administrator”) such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility	$—	$—	$—	$—	$—
Truist Revolving Credit Facility(1)	$394.76	$—	$—	$394.76	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2024, the Company had outstanding borrowings denominated in U.S. Dollars ("$" or "USD") of $341.00 million, in Great British Pounds ("GBP") of GBP 15.37 million, in Canadian Dollars ("CAD") of CAD 39.75 million, and in Euros ("EUR") of EUR 3.44 million.

BoA Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the BoA Revolving Credit Facility on July 26, 2022, November 14, 2022 and November 9, 2023.

Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the maximum principal amount of the BoA Revolving Credit Facility was $95 million as of September 30, 2024. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is May 24, 2024, subject to one option to extend the stated maturity date to November 22, 2024, upon the satisfaction of certain customary conditions. On April 26, 2024, we exercised our option to extend the stated maturity date to November 22, 2024 and satisfied the applicable customary conditions.

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

Truist Revolving Credit Facility

We entered into the Truist Revolving Credit Facility on February 28, 2023 with, among others, Truist Bank, as administrative agent, lead arranger, letter of credit issuer and lender, which has been amended and supplemented from time to time.

The Truist Revolving Credit Facility is a multicurrency facility, and as of September 30, 2024, total outstanding revolving commitments under the Truist Revolving Credit Facility were $530 million and term loans under the Truist Revolving Credit Facility were $25 million for an aggregate amount of $555 million. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750 million. Commitments under the Truist Revolving Credit Facility may be repaid and reborrowed until the end of the revolving availability period, which ends on May 30, 2028. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 30, 2029.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	September 30, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$218.48	$95.83
First Lien/Last-Out Unitranche	12.26	16.23
Total	$230.74	$112.06

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimate should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023.

Fair Value Measurement of Investments

Consistent with GAAP and the Investment Company Act, we conduct a valuation of our investments, pursuant to which our NAV is determined. Our investments are valued on a quarterly basis, or more frequently if required under the Investment Company Act. The determination of fair value involves subjective judgments and estimates. The majority of investments are not quoted or traded in an active market and as such their fair values are determined using valuation techniques, primarily discounted cash flows, market multiples, and recent comparable transactions. The most significant inputs in applying the discounted cash flow approach and the market multiples approach are the selected discount rates and multiples, respectively. The selection of these inputs is based on a combination of factors that are specific to the underlying portfolio companies such as financial performance and certain factors that are observable in the market such as current interest rates and comparable public company trading multiples. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations and any change in these valuations on the consolidated financial statements. For further details of our investments and fair value measurement accounting policy, see Note 2 “Significant Accounting Policies—Investments” and Note 5 “Fair Value Measurement.”

RECENT DEVELOPMENTS

On October 11, 2024, we exercised our right pursuant to the Truist Credit Facility to request a commitment increase, with the aggregate amount of revolving commitments under the Truist Revolving Credit Facility increasing from $530,000 to $555,000.

On November 7, 2024, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per share, including net investment income (if positive) for the period October 1, 2024 through December 31, 2024, payable on or about January 28, 2025 to shareholders of record as of December 31, 2024.

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

As of September 30, 2024 and December 31, 2023, on a fair value basis, 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the BoA Revolving Credit Facility and the Truist Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2024 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$20.34	$(10.99)	$9.35
Up 200 basis points	13.56	(7.33)	6.23
Up 100 basis points	6.78	(3.66)	3.12
Up 75 basis points	5.09	(2.75)	2.34
Up 50 basis points	3.39	(1.83)	1.56
Up 25 basis points	1.70	(0.92)	0.78
Down 25 basis points	(1.70)	0.92	(0.78)
Down 50 basis points	(3.39)	1.83	(1.56)
Down 75 basis points	(5.09)	2.75	(2.34)
Down 100 basis points	(6.78)	3.66	(3.12)
Down 200 basis points	(13.56)	7.33	(6.23)
Down 300 basis points	(20.34)	10.99	(9.35)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued		Proceeds Received ($ in millions)
For the Nine months Ended September 30, 2024
April 25, 2024	2,844,624	(1)	$54.41
May 20, 2024	4,330,519	(2)	81.57
July 29, 2024	2,862,496	(3)	54.90
Total capital drawdowns	10,037,639		$190.88

(1) Inclusive of 2,475 shares that were cancelled due to defaulted investors.

(2) Inclusive of 3,682 shares that were cancelled due to defaulted investors.

(3) Inclusive of 1,603 shares that were cancelled due to defaulted investors.

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

10.1*

First Amendment to Senior Secured Revolving Credit Agreement, dated as of July 31, 2023, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent.

10.2

Commitment Increase Request, dated as of September 4, 2024, by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01461), filed on September 9, 2024).

10.3

Commitment Increase Request, dated as of September 26, 2024, by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01461), filed on September 30, 2024).

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

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Date: November 12, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 12, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 12, 2024	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)