Form 10-K
period 2024-12-31
Goldman Sachs Middle Market Lending Corp. II
filed 2025-03-04
CIK 1865174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, there was no established public market for the registrant’s common stock. The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 4, 2025 was 23,959,372.

Documents incorporated by reference: Portions of Goldman Sachs Middle Market Lending Corp. II’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Index to Annual Report on Form 10-K for

The fiscal year ended December 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this annual report on Form 10-K, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this annual report on Form 10-K, because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, the war between Russia and Ukraine and conflict in the Middle East;
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

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, the terms “Company,” “we,” “us” or “our” refer to Goldman Sachs Middle Market Lending Corp. II, together with its consolidated subsidiary. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc. (“GS BDC”), Silver Capital Holdings LLC (formerly Goldman Sachs Private Middle Market Credit LLC) (”SCH”), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”), Phillip Street Middle Market Lending Fund LLC (“PSLF”), Goldman Sachs Private Credit Corp. (“GS Credit”) and West Bay BDC LLC (“West Bay”)), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC (as defined below) under the Investment Company (as defined below). In addition, we have elected to be treated as a RIC (as defined below), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through December 31, 2024, we originated approximately $1,259.34 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We expect to directly or indirectly invest at least 70% of our total assets in middle-market companies domiciled in the United States. However, we may from time to time invest opportunistically in large U.S. companies, non-U.S. companies, stressed or distressed debt, structured products, private equity or other opportunities, subject to limits imposed by the Investment Company Act of 1940, as amended (the "Investment Company Act").

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

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

Investment Strategy

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. We generally seek to make investments that have maturities of three to ten years and investment size ranges from $10 million to $75 million or above.

Investment Portfolio

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.) consisted of the following:

	December 31, 2024
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$800.47	$800.58
First Lien/Last-Out Unitranche	49.71	49.60
Preferred Stock	3.83	3.67
Common Stock	2.62	2.88
Warrants	0.22	0.05
Total investments	$856.85	$856.78

As of December 31, 2024, our portfolio consisted of 242 investments in 85 portfolio companies across 24 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2024, were Software, Financial Services, Diversified Consumer Services and Trading Companies & Distributors, which represented 20.9%, 14.2%, 8.3% and 7.4%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value as of December 31, 2024 was 91.9% invested in portfolio companies organized in the United States, 5.1% in portfolio companies organized in the United Kingdom and 3.0% in portfolio companies organized in Canada.

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	December 31, 2024
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.6%	10.6%
First Lien/Last-Out Unitranche(2)(3)	11.5%	11.6%
Preferred Stock(4)	—	—
Common Stock(4)	—	—
Warrants(4)	—	—
Total Portfolio	10.6%	10.5%

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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	December 31, 2024
Number of portfolio companies	85
Percentage of performing debt bearing a floating rate (1)	100.0%
Percentage of performing debt bearing a fixed rate (1) (2)	—%
Weighted average leverage (net debt/EBITDA)(3)	5.8	x
Weighted average interest coverage(3)	1.8	x
Median EBITDA(3)	$92.35 million

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

As of December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 20.4% of total debt investments at fair value.

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

On October 4, 2021 (the “Initial Closing Date”), we began accepting subscription agreements (“Subscription Agreements”) from investors acquiring shares of our common stock in our continuous private offering in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The final date on which we accepted Subscription Agreements (the “Final Closing Date”) was March 24, 2023. Pursuant to a Subscription Agreement, each investor made a capital commitment (a “Commitment”) to purchase shares of our common stock for an aggregate purchase price equal to equal to its Commitment. Each investor is required to purchase shares of our common stock (up to the amount of their undrawn Commitment) each time we deliver a drawdown notice to our investors, which will be delivered in respect of such Commitment at least five business days (as defined in Rule 14d-1 of the Exchange Act), measured from the date we send such notice by mail or electronically, as applicable, rather than the date such notice is received, prior to the required funding date (the “Drawdown Date”). New shares of common stock will be issued on each Drawdown Date.

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

Subject to certain limited exceptions under the Investment Company Act, on each Drawdown Date, stockholders will be required to purchase shares of our common stock issued at a price equal to our then-current net asset value ("NAV") per share as of the end of the most recent calendar month prior to the date of the applicable drawdown notice or issuance date, subject to the limitations of Section 23 under the Investment Company Act (which generally prohibits us from issuing shares of common stock at a price below the then-current NAV of the common stock as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).

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

If a stockholder is delinquent in funding a required drawdown upon three occasions at any point during the Investment Period (as defined below) (occasions do not have to be consecutive), such Defaulting Stockholder will be in default of its obligations to us and the following remedies shall be imposed on such stockholder:

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

As of the date indicated, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$545.50	$95.61	82%

The following table summarizes the total shares issued and proceeds received related to capital drawdowns:

Share Issue Date	Shares Issued		Proceeds Received ($ in millions)
For the Year Ended December 31, 2024
April 25, 2024	2,844,624	(1)	$54.41
May 20, 2024	4,330,519	(2)	81.57
July 29, 2024	2,862,495	(3)	54.90
Total capital drawdowns	10,037,638		$190.88

(1) Inclusive of 2,475 shares that were cancelled due to defaulted investors.

(2) Inclusive of 3,682 shares that were cancelled due to defaulted investors.

(3) Inclusive of 1,603 shares that were cancelled due to defaulted investors.

Investment Period

Our investment period commenced on the Initial Closing Date and will continue until March 24, 2026, which is the third anniversary of the Final Closing Date, provided that it may be extended by the Board of Directors, in its discretion, for one additional twelve-month period, and, with the approval of a majority-in-interest of the stockholders, for up to one additional year thereafter (such period, including any extensions, the “Investment Period”). In addition, the Board of Directors may terminate the Investment Period at any time in its discretion. Drawdowns may be issued at any time prior to the expiration of the Investment Period for any permitted purpose.

Following the end of the Investment Period, we will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or our anticipated expenses, liabilities, including the payment or repayment of Financings (as defined below) or other obligations, contingent or otherwise (including the Management Fee (as defined below)), whether incurred before or after the end of the Investment Period, (ii) to fulfill investment commitments made or approved by the Private Credit Investment Committee (as defined below) prior to the expiration of the Investment Period, (iii) to engage in hedging transactions, or (iv) to make additional investments in existing portfolio companies, which may include new financings of such portfolio companies (each, an “Additional Investment”) (including transactions to hedge interest rate or currency risks related to an Additional Investment).

“Financings” are indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit.

Term

If we have not consummated an Exit Event (as defined below), by March 24, 2029, which is the sixth anniversary of the Final Closing Date (the “Wind-down Determination Date”), our Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act and the Code) will meet to consider our potential wind down and/or liquidation and dissolution.

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

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of the Board of Directors, a majority of which is made up of independent directors (including an independent Chairperson) (the "Independent Directors"), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of GS Group Inc., a bank holding company (“BHC”) and a financial holding company (“FHC”), regulated by the board of governors of the federal reserve system (the "Federal Reserve"). GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and individuals. GS Group Inc. is the general partner and owner of GSAM.

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is comprised of approximately 200 investment professionals across 11 cities and four continents as of December 31, 2024. Within the Goldman Sachs Asset Management Private Credit Team, approximately 80 private credit investment professionals across five offices in the Americas led by Alex Chi and David Miller, our Co-Chief Executive Officers and Co-Presidents, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 19 years coupled with an average tenure at Goldman Sachs of over 12 years as of December 31, 2024.

Private Credit Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team (“the Private Credit Investment Committee”). As of the date of this report, the Private Credit Investment Committee consists of the following members: Rich Friedman, James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, Alex Chi, David Miller, Greg Watts, Nicole Agnew and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups. The Private Credit Investment Committee is responsible for approving all of our investments. The Private Credit Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Private Credit Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the Private Credit Investment Committee are subject to change from time to time without prior notice.

The purpose of our Private Credit Investment Committee is to evaluate and approve, as deemed appropriate, all investments by our Investment Adviser. Our Private Credit Investment Committee process is intended to bring the diverse experience and perspectives of our Private Credit Investment Committee’s members to the analysis and consideration of every investment. Our Private Credit Investment Committee also serves to provide investment consistency and adherence to our Investment Adviser’s investment philosophies and policies. Our Private Credit Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

As of December 31, 2024, our portfolio (which term does not include our investments in money market funds, if any) on a fair value basis, was comprised of approximately 99% secured debt investments (92% in first lien debt (including 7% in first lien/last-out unitranche loans)), 1% in preferred stock, 0% in common stock and 0% in warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to stockholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common stock and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which we expect to rely to co-invest alongside certain other Accounts, which may include proprietary accounts of Goldman Sachs, in a manner consistent with our investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

Investment Criteria

We are committed to a value-oriented philosophy implemented by our Investment Adviser, which manages our portfolio and seeks to minimize the risk of capital loss without foregoing the potential for capital appreciation. We have identified several criteria, discussed below, that GSAM believes are important in identifying and investing in prospective portfolio companies.

These criteria outlined below provide general guidelines for our investment decisions. However, not all of these criteria will be met by each prospective portfolio company in which we choose to invest. Generally, we seek to use our experience and access to market information to identify investment candidates and to structure investments quickly and effectively.

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

Our due diligence process typically includes, but is not limited to:

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

Upon the completion of due diligence and a decision to proceed with an investment in a company, the team leading the investment presents the investment opportunity to our Private Credit Investment Committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the Private Credit Investment Committee. The members of the Private Credit Investment Committee are employees of our Investment Adviser and they do not receive separate compensation from us or our Investment Adviser for serving on the Private Credit Investment Committee.

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

In the case of our secured debt and unsecured debt, including mezzanine debt investments, we seek to tailor the terms of the investments to the facts and circumstances of the transactions and the prospective portfolio companies, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio companies to achieve their business plan and improve their profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we may seek to limit the downside potential of our investments by:

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

We may not be able to negotiate to get any or all of these protections with respect to our investments. Our investments may include equity features, such as direct investments in the equity or convertible securities of portfolio companies or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with our debt securities generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

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

Transactions with affiliates. We are prohibited under the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be an affiliate of the Company for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of the Independent Directors. The Investment Adviser and its affiliates, including persons that control, or are under common control with, the Company or the Investment Adviser, are also considered to be our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without exemptive relief from the SEC.

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. The staff of the SEC has issued no-action relief permitting us to purchase a single class of privately placed securities alongside Goldman Sachs and other Accounts, provided that the Investment Adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we and such other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser, and certain other affiliated applicants. On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. If the Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must reach certain conclusions in connection with a co-investment transaction, including that: (i) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objectives and strategies.

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

For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors— Risks Relating to Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

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

Market Opportunity

The Goldman Sachs Asset Management Private Credit Team believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•
The middle-market represents a large target market opportunity. According to the National Center for the Middle Market, the U.S. middle market is composed of nearly 200,000 companies that represent approximately 33% of the private sector gross domestic product.1 The Goldman Sachs Asset Management Private Credit Team believes that there is an attractive investment environment for BDCs to provide loans to U.S. middle market companies.

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

•
It is difficult for new lending platforms to enter the middle market and fill the capital void because it is very fragmented. While the middle market is a very large component of the U.S. economy, it is a highly fragmented space with thousands of companies operating in many different geographies and industries. Typically, companies that need capital find lenders and investors based on pre-existing relationships, referrals and word of mouth. Developing the many relationships and wide-spread recognition required to become source of capital to the middle market is a time consuming, highly resource-intensive endeavor. As a result, the Goldman Sachs Asset Management Private Credit Team believes that it is difficult for new lending platforms to successfully enter the middle market, thereby providing insulation from rapid shifts in the supply of capital to the middle market that might otherwise disrupt pricing of capital.

_________________________________________________________________________________________________________________

1 As of year-end December 2024 according to the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org. This website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on this website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Competitive Advantages

GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high-net-worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Goldman Sachs, with approximately $3.1 trillion in firmwide assets under supervision as of December 31, 2024, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within GSAM, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, Goldman Sachs Asset Management Private Credit and its predecessors have invested over $209 billion, leveraging Goldman Sachs Asset Management Private Credit’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. Goldman Sachs Asset Management Private Credit invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

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
•
Direct origination with borrowers: The Goldman Sachs Asset Management Private Credit Team believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. The Goldman Sachs Asset Management Private Credit Team’s direct origination platform has been developed over its more-than-28-year history of private credit investing and includes approximately 200 investment professionals across 11 cities and four continents as of December 2024. The Goldman Sachs Asset Management Private Credit Team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which it invests with a collaborative, solutions-oriented approach.
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
•
Structuring expertise with a focus on risk mitigation: Goldman Sachs Asset Management Private Credit has significant structuring capabilities with a seasoned team of investment professionals, including the Private Credit Investment Committee (as defined below), who have over 23 years of experience on average. We seek to mitigate risk by investing primarily in senior secured debt, which is secured by a collateral package that often results in a higher rate of recovery in the event of default as compared to unsecured and subordinated investments. Senior secured debt has favorable characteristics that typically include a senior ranking in the capital structure of the borrower with priority of repayment, security of collateral and protective contractual rights that may include affirmative and negative covenants that restrict the borrower’s ability to incur additional indebtedness, make restricted payments or execute other transactions or implement changes that may be negative to lenders. In addition, the Goldman Sachs Asset Management Private Credit Team has experience investing across the capital structure, which will enable us to consider different investment structures and expand our opportunity funnel.
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

Operating and Regulatory Structure

We have elected to be treated as a BDC under the Investment Company Act. As a BDC, we are generally prohibited from acquiring assets other than qualifying assets unless, after giving effect to any acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the rules of the Investment Company Act, “eligible portfolio companies” include (i) private U.S. operating companies, (ii) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (iii) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through over-the-counter markets (the "OTC Markets") are not listed on a national securities exchange and therefore are eligible portfolio companies. In addition, we currently are an “emerging growth company,” as defined in the JOBS Act (as defined below). See “—Qualifying Assets.”

We have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2021. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends if we meet certain source of income, distribution, and asset diversification requirements. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. In addition, the distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution.”

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

Our Administrator

Pursuant to our administration agreement (the "Administration Agreement") with State Street Bank and Trust Company (our “Administrator”) is responsible for providing various accounting and administrative services to us. Our Administrator is entitled to fees as described in “—Administration Agreement.” To the extent that our Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. See “—Administration Agreement.”

Management Agreements

Investment Management Agreement

The investment management agreement (the “Investment Management Agreement”) with our Investment Adviser was entered into as of November 1, 2021, pursuant to which the Investment Adviser manages our investment program and related activities.

The Investment Management Agreement will remain in full force and effect for two years initially and will continue for periods of one year thereafter but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, or by vote of a majority of our outstanding voting securities, on the one hand, or by the Investment Adviser, on the other hand. The Investment Management Agreement also will automatically terminate in the event of its assignment (as defined in the Investment Company Act). See “Item 1A. Risk Factors—Risks Relating to Competition—We depend upon management personnel of our Investment Adviser for our future success.”

Management Services

Pursuant to the terms of the Investment Management Agreement, Goldman Sachs Asset Management, subject to the overall supervision of the Board of Directors, manages our day-to-day operations and provides investment advisory and management services to us. The Investment Adviser may also manage other investment funds and accounts that have investment programs that are similar to ours. “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.”

Subject to compliance with applicable law and published SEC guidance, nothing contained in the Investment Management Agreement in any way precludes, restricts or limits the activities of our Investment Adviser or any of its respective subsidiaries or affiliated parties. The Investment Adviser will keep the Board of Directors well informed as to the identity and title of each member of the Private Credit Investment Committee and provide the Board of Directors such other information with respect to such persons and the functioning of the Private Credit Investment Committee as the Board of Directors may, from time to time, request.

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

For the year ended December 31, 2024, Management Fees (as defined below) amounted to $5.23 million. As of December 31, 2024, $1.61 million remained payable. For the year ended December 31, 2023, Management Fees amounted to $2.42 million.

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

Quarterly Incentive Fee Based on Income. Our Investment Adviser is entitled to receive the Incentive Fee based on income from us if our Ordinary Income (as defined below) exceeds a quarterly “hurdle rate” (as defined below) of 1.75%. For this purpose, the hurdle is computed by reference to our NAV and does not take into account changes in the market price of our common stock (if any). The Incentive Fee based on income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since the Initial Drawdown Date). We refer to such period as the “Trailing Twelve Quarters.” However, following the occurrence (if any) of a listing, the Trailing Twelve Quarters will be “reset” so as to include, as of the end of any quarter, the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since the listing, rather than the number of quarters that have occurred since the Initial Drawdown Date).

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

For the years ended December 31, 2024 and 2023, Incentive Fees based on income amounted to $8.11 million and $3.15 million. As of December 31, 2024, $2.22 million remained payable. For the years ended December 31, 2024 and 2023, the Company accrued Incentive Fees based on capital gains under GAAP of $0 and $0.

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

Board Approval of the Investment Management Agreement

Our Board of Directors determined at a meeting held on August 8, 2024 to approve the continuation of the Investment Management Agreement and ratified such determination at an in-person meeting held on November 7, 2024. In its consideration of the approval of the Investment Management Agreement, the Board of Directors focused on information it had received relating to, among other things:

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

For the year ended December 31, 2024, we paid our Investment Adviser a total of $13.4 million in fees, which consisted of $4.4 million in Management Fees and $9.0 million in Incentive Fees. For the year ended December 31, 2023, we paid our Investment Adviser a total of $2.0 million in fees, which consisted of $2.0 million in Management Fees and $0 in Incentive Fees.

Duration and Termination

The Investment Management Agreement will remain in full force and effect for an initial two year period from November 1, 2021, the effective date of the Investment Management Agreement, and will continue for periods of one year thereafter but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, or by vote of a majority of our outstanding voting securities, on the one hand, or by the Investment Adviser, on the other hand. The Investment Management Agreement also will automatically terminate in the event of its assignment (as defined in the Investment Company Act). See “Item 1A. Risk Factors—Risks Relating to Competition—We depend upon management personnel of our Investment Adviser for our future success.”

Limited Liability of our Investment Adviser

The Investment Management Agreement provides that our Investment Adviser shall not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Management Agreement relates, except a loss resulting from our Investment Adviser’s willful misfeasance, bad faith or gross negligence in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Management Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us will be deemed, when acting within the scope of such employment, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our Investment Adviser will be paid the Management Fee even if the value of an investment in the Company declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

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

Administration Agreement

Pursuant to the Administration Agreement, our Administrator is responsible for providing various accounting and administrative services to us. The Administration Agreement provides that the Administrator is not liable to us for any damages or other losses arising out of the performance of its services thereunder except under certain circumstances, and contains provisions for the indemnification of the Administrator by us against liabilities to other parties arising in connection with the performance of its services to us. We pay the Administrator fees for its services as we determine are commercially reasonable in our sole discretion. We also reimburse the Administrator for all reasonable expenses. To the extent that our Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions.

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

We expect to deploy substantially all proceeds from our offerings for investment purposes by March 24, 2026, which is three years from the Final Closing Date.

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

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of equity securities senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 150% immediately after each such issuance. On November 1, 2021, the Initial Member approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective the following day. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to stockholders or the repurchase of the shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of its total assets for temporary purposes without regard to asset coverage. A loan is presumed to be made for temporary or emergency purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us” and “—Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

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

We may collect nonpublic personal information regarding our existing investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between us and individual investors. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for everyday business purposes, for example, to service the investor’s accounts and, unless an investor opts out, provide the investor with information about other products and services offered by us or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as authorized by the investors in investor subscription agreements or our organizational documents; (ii) as required by applicable law or in connection with a properly authorized legal or regulatory investigation, subpoena or summons, or to respond to judicial process or government regulatory authorities having property jurisdiction; (iii) as required to fulfill investor instructions; or (iv) as otherwise permitted by applicable law to perform support services for investor accounts or process investor transactions with us or our affiliates.

Any party not affiliated with us that receives nonpublic personal information relating to investors from us is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A. Risk Factors—Risks Relating to Our Operations—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.”

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

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.”

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

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of GS Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve. Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, GS Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.”

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
•
Political, social and economic uncertainties may create and exacerbate risks.
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
•
We are dependent on information systems, and systems failures or cybersecurity incidents, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•
The potentially limited term and the expiration of the Investment Period may impact our investment strategy.
•
Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.
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
•
Changes in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
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
•
Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of its debt instruments or if there is a downturn in a particular industry.
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
•
To the extent OID (as defined below) and PIK (as defined below) interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Risks Relating to Market Developments and General Business Environment

The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, over the past few years, the U.S. capital markets experienced disruption as evidenced by volatility in global stock markets as a result of, among other things: social and political tensions in the United States and around the world; wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East); natural disasters such as fires, floods, earthquakes, tornadoes and hurricanes; global health epidemics, pandemics and emergencies; terrorism; social unrest; fluctuations in interest rates; strikes, work stoppages, labor shortages and labor disputes; supply chain disruptions and accidents; and the fluctuating price of commodities, such as oil. Despite remedial actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and may continue into the future. These and any other unfavorable economic conditions could increase our funding costs and/or limit our access to the capital markets.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments and cause our net asset value to decline. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of market disruptions and measures taken in response thereto. Any public health emergency, including an outbreak of existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Disruptions in economic activity have limited and could continue to limit our investment originations, limit our ability to grow, increase our funding costs and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, disruptions in economic activity have had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

Political, social and economic uncertainties may create and exacerbate risks.

Social, political, economic and other conditions and events in the United States, the United Kingdom, the European Union, Russia, the Middle East and China (such as natural disasters, epidemics and pandemics, terrorism, military conflicts and social unrest) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

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

Other adverse developments may occur or reoccur, including: (i) the decline in value and performance of us and our portfolio companies; (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments; (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all; (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act; (v) our ability to maintain our distributions at their current level or to pay them at all; or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. The U.S. economy, as well as most other major economies, may experience economic recession, and we anticipate our businesses could be materially and adversely affected by a prolonged recession in the United States and other major global markets. See “—The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.”

Disruptions in the capital markets, including disruptions resulting from inflation, the uncertain interest rate environment, Russia’s military invasion of Ukraine and conflict in the Middle East, have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

In addition, fiscal and monetary actions taken by the United States and non-U.S. government and regulatory authorities, including those related to trade policies, treaties or tariffs, could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the new presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase, or may not decrease at the pace expected by the market, and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

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

These events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Legal and Regulatory Matters

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

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, we are required to report on internal control over financial reporting pursuant to Section 404. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also may result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of any evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date on which we are a “large accelerated filer” or an “accelerated filer” or the date we are no longer classified as an emerging growth company under the JOBS Act.

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

Over the last several years, there also has been regulatory attention on the extension of credit outside of the traditional banking sector, including the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any such regulation will be implemented or what form it would take, increased regulation of non-bank credit extension would negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

In certain circumstances, we and other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. On June 25, 2024, the SEC granted an amendment to the Relief, which permits the Company to participate in follow-on investments in the Company's existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

The CFTC and the SEC have issued final rules establishing that most swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act, as amended, and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

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

Risks Relating to Competition

We depend upon management personnel of our Investment Adviser for our future success.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the Goldman Sachs Asset Management Private Credit Team, together with other investment professionals that our Investment Adviser currently retains or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the Private Credit Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure stockholders that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Risks Relating to Our Business and Structure—Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

Risks Relating to Our Operations

We are dependent on information systems, and systems failures or cybersecurity incidents, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

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
•
outages due to issues experienced by specific service providers; and/or
•
cyber incidents.

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

Cybersecurity risks and cyber incidents have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency and sophistication in the future. A cyber incident can be an intentional attack or an unintentional event and could involve gaining unauthorized access to our or our portfolio companies’ information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption, including through the introduction of computer viruses, malware or through “phishing” attempts or other forms of social engineering. Attacks can also involve ransomware, data exfiltration and publication or other forms of extortion. Cyber incidents originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other parties. The occurrence of a cyber incident against us, any of our portfolio companies, or against a third-party (including a service provider) that has access to our data or networks, a natural catastrophe, a disaster, an industrial accident, failure of our disaster recovery systems, consequential employee or service provider error, or outage or disruption of our or our third-party networks or software that we rely on, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We and our portfolio companies depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems, networks, and data, like those of other companies, could be subject to cyber incidents and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third-party service providers with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects the confidentiality, integrity, availability and security of our data, resulting in increased costs and other consequences as described above.

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work could heighten these and other operational risks as certain aspects of the availability and security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard or update their systems and prevent cyber incidents or other outages could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.

Goldman Sachs and its third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our business strategy, financial results, operations or confidential information will not be negatively impacted by such an incident.

In addition, cybersecurity has become a top priority for lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators, individuals and the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the public disclosure of certain cybersecurity breaches. On May 16, 2024, the SEC also adopted amendments to Regulation S-P, which, among other things, requires investment companies (including business development companies) to develop, implement and maintain written incident response plans and timely notify individuals about certain cybersecurity incidents. The amendments come into effect in December 2025. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Investment Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Risks Relating to Our Business and Structure

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

Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Private Credit Investment Committee and our officers and directors serve and may serve in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. Certain of these individuals could have obligations to investors in other Accounts, the fulfillment of which is not in our best interests or the best interests of our stockholders and we expect that investment opportunities will satisfy the investment criteria for both us and such other Accounts. In addition, Goldman Sachs Asset Management and its affiliates also manage other accounts, and expect to manage other vehicles or accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by Goldman Sachs Asset Management could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts.

As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. If we are unable to rely on the Relief for a particular opportunity, when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

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

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the Private Credit Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with the Accounts, as well as responsibilities under the Investment Management Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure investors that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Common Stockholders (1)	(26.85)%	(16.89)%	(6.93)%	3.02%	12.98%
(1)
Based on (i) $893.31 million in total assets as of December 31, 2024, (ii) $425.91 million in outstanding indebtedness as of December 31, 2024, (iii) $448.59 million in net assets as of December 31, 2024, and (iv) annualized average interest rate on our indebtedness, as of December 31, 2024, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 7.30%.

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

GS Group Inc. is a publicly held FHC and a leading global financial institution that provides investment banking, securities and investment management services to a diversified client base, including companies and high-net-worth individuals, among others. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of their customers and have other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest” and “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

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

Stockholders should note the matters discussed in “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

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

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Investment Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, various constituencies have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate diversity, equity and inclusion practices increasing. If the Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation, and constrain our investment and fundraising opportunities.

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

There may be evidence of global climate change. Climate change creates physical and financial risk, and we and our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect the financial condition of some of our portfolio companies through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

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

Changes in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies operate in industries that have been, or may be impacted by changes in inflation rates. The U.S. inflation rate remains above historical levels over the past several decades. Inflationary pressures in the past few years increased the costs of labor, energy and raw materials and adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or may be, affected by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in unrealized losses and therefore reduce our net assets resulting from operations.

The United States and other developed economies have experienced higher-than-normal inflation rates in the past few years, but it remains uncertain whether elevated inflation will continue or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities that are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation, such as increases to short-term interest rates by central banks, including the Federal Reserve, often have negative effects on the level of economic activity and may increase the risk that the economy enters a recession. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. We can offer no assurance that continued inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.

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

Since January 1, 2022, our new investments are generally indexed to SOFR and as of December 31, 2024, we have transitioned our investments and our Revolving Credit Facilities (as defined below) to SOFR or to alternative risk-free reference rates. We expect that going forward, our new U.S. dollars ("USD")-denominated investments and any new revolving credit facilities will be indexed to SOFR, absent a significant market shift away from such rate as an accepted benchmark.

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

In addition, the Federal Reserve decreased the federal funds rate twice in 2024. The rate and timing of further rate decreases remains unknown. In addition, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Uncertainty surrounding future Federal Reserve actions and changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such changing interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

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

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by the Investment Adviser, as the Valuation Designee (as defined below). As the Valuation Designee, the Investment Adviser is primarily responsible for the valuation of our assets, subject to the oversight of the Board, in accordance with Rule 2a-5 under the Investment Company Act. As the Valuation Designee, the Investment Adviser utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) engaged by us in determining the fair value of a portion of the securities in our portfolio. Investment professionals from our Investment Adviser also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, as the Management Fee is based in part on our gross assets and also because our Investment Adviser is receiving a performance-based Incentive Fee.

In addition, the Investment Adviser may value an identical asset differently than Goldman Sachs, another division or unit within Goldman Sachs, or another Account values the asset, including because Goldman Sachs, or such other division, or unit, or Account has information or uses valuation techniques and models that it does not share with, or that are different from those of the Investment Adviser or from us. These valuation differences for the same asset can result in significant differences in the treatment of such asset by the Investment Adviser, Goldman Sachs, and other divisions or units of Goldman Sachs, and/or among Accounts (for example, with respect to an asset that is a loan, there can be differences when it is determined that such loan is deemed to be on nonaccrual status and/or in default). See “Risks Relating to Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

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

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of its debt instruments or if there is a downturn in a particular industry.

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

For example, as of December 31, 2024, Software represented 22.0% of our portfolio at fair value. Our investments in Software are subject to a variety of risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. As of December 31, 2024, our investments in Financial Services represented 14.2% of our portfolio at fair value. Our investments in Financial Services are subject to a variety of risks, including, but not limited to, market uncertainty, additional or changing government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements, each of which may impact the conduct of such portfolio companies. Compliance with changing regulatory requirements will likely impose staffing, legal, compliance and other costs, and administrative burdens upon our funds’ investments in financial services.

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

Subject to applicable provisions of the Investment Company Act, the regulations promulgated thereunder, and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may involve counter-party credit risk. To the extent we have non-U.S. investments, particularly non-USD-denominated investments, our hedging costs will increase.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is generally not eligible to be distributed to non-U.S. stockholders free from U.S. federal withholding tax. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could impair the effectiveness of that strategy. See also “—Risks Relating to Our Portfolio Company Investments—We are exposed to risks associated with changes in interest rates.”

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

Risks Relating to Our Securities

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

Stockholders do not have preemptive rights to any shares we issue in the future. We may decide, at a subsequent closing date ("Subsequent Closing Date") and in accordance with the process described below, to issue additional shares at or below the NAV per share. To the extent we issue additional shares, a stockholder’s percentage ownership interest in us may be diluted. In addition, if such shares are issued below NAV, existing stockholders may also experience dilution in the book value and fair value of their shares.

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

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the value of our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the Investment Company Act, preferred stock would constitute a “senior security” for purposes of the 150% asset coverage test. See “Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

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

If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with GAAP and tax rules, we include in income certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC. We will be subject to a 4% nondeductible federal excise tax on certain undistributed income for a calendar year unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains).

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
•
Mobile security, through the use of mobile applications;
•
Data security, including cryptography and encryption, database security, data erasure and media disposal;
•
Cloud computing, including governance and security of cloud applications, and software-as-a-service data;
•
Onboarding protocols;
•
Technology operations, including change management, incident management, capacity and resilience; and
•
Third-party risk management, including vendor management and governance, and cybersecurity and business resiliency diligence in vendor assessments.

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

As of March 4, 2025, there were approximately 2,218 holders of record of our common stock.

Sales of Unregistered Securities

The following table summarizes the total shares issued and proceeds received related to capital drawdowns:

Share Issue Date	Shares Issued		Proceeds Received ($ in millions)
For the Year Ended December 31, 2024
April 25, 2024	2,844,624	(1)	$54.41
May 20, 2024	4,330,519	(2)	81.57
July 29, 2024	2,862,495	(3)	54.90
Total capital drawdowns	10,037,638		$190.88
For the Year Ended December 31, 2023
February 21, 2023	62,172		$1.15
June 20, 2023	54,300		1.00
August 21, 2023	2,212,911		40.61
October 18, 2023	2,186,854		40.79
Total capital drawdowns	4,516,237		$83.55

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

Distributions

Subject to the requirements of Section 852(a) of the Code, and the terms of any indebtedness or preferred stock, we intend to (i) distribute to our stockholders, pro rata based on the number of shares held by each stockholder, before the end of each taxable year, or in certain cases, during the following taxable year, net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments), except to the extent such proceeds from repayment or disposition are retained for reinvestment prior to the termination of the Investment Period in accordance with “—Recycling” below, (ii) distribute quarterly investment income (i.e. proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an investment) commencing with the quarter ended June 30, 2022, and (iii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order to maintain our qualification for tax treatment as a RIC.

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

The following tables summarize the distributions declared on our common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2024
February 27, 2024	April 2, 2024	April 29, 2024	$0.52	(1)
May 1, 2024	July 2, 2024	July 29, 2024	$0.44
August 8, 2024	October 2, 2024	October 29, 2024	$0.52
November 7, 2024	December 31, 2024	January 28, 2025	$0.49
For the Year Ended December 31, 2023
February 28, 2023	April 5, 2023	April 27, 2023	$0.50
May 3, 2023	July 6, 2023	July 28, 2023	$0.50
August 2, 2023	October 3, 2023	October 28, 2023	$0.39
November 1, 2023	December 29, 2023	January 29, 2024	$0.35
(1)
$0.05 is considered capital gain distribution.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through December 31, 2024, we originated approximately $1,259.34 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

KEY COMPONENTS OF OPERATIONS

Investments

Our level of investment activity can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to companies, the level of merger and acquisition activity for such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.

As a BDC, we may not acquire any assets other than “qualifying assets” specified in the Investment Company Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the U.S. Securities and Exchange Commission (the “SEC”), “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

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
•
fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our investments, including, among others, professional fees (including the fees and expenses of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on investments and prospective investments;
•
interest payable on debt, if any, incurred to finance our investments;
•
fees and expenses incurred by us in connection with membership in investment company organizations;
•
brokers’ commissions;
•
fees and expenses associated with calculating our net asset value ("NAV") (including the costs and expenses of any independent third-party valuation firms ("Independent Valuation Advisors"));
•
legal, auditing or accounting expenses;
•
taxes or governmental fees;
•
the fees and expenses of State Street Bank and Trust Company (our "Administrator"), transfer agent and/or sub-transfer agent;
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

Our Investment Adviser will not be required to pay expenses of activities, which are primarily intended to result in sales of common stock, including all costs and expenses associated with the preparation and distribution of subscription agreements (“Subscription Agreements”) from investors in our private offering, pursuant to which investors made a capital commitment (a “Commitment”) to purchase shares of our common stock for an aggregate purchase price equal to the Commitment.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$800.47	$800.58	$428.17	$427.08
First Lien/Last-Out Unitranche	49.71	49.60	33.63	33.59
Preferred Stock	3.83	3.67	2.71	3.32
Common Stock	2.62	2.88	0.67	0.95
Warrants	0.22	0.05	0.22	0.03
Total investments	$856.85	$856.78	$465.40	$464.97

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.6%	10.6%	12.2%	12.3%
First Lien/Last-Out Unitranche(2)(3)	11.5%	11.6%	12.6%	12.6%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	10.6%	10.5%	12.1%	12.2%

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

As of December 31, 2024, the total portfolio weighted average yield measured at amortized cost and fair value was 10.6% and 10.5%, as compared to 12.1% and 12.2%, as of December 31, 2023. The decrease in total portfolio weighted average yield at amortized cost and fair value, and within First Lien/Senior Secured Debt and First Lien/Last-Out Unitranche weighted average yield at cost and fair value, was due to a decline in interest rates.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2024		December 31, 2023
Number of portfolio companies	85		62
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.8	x	5.4	x
Weighted average interest coverage(3)	1.8	x	1.7	x
Median EBITDA(3)	$92.35 million		$82.02 million

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

As of December 31, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 20.4% and 35.1% of total debt investments at fair value.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	December 31, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	856.78	100.0	457.37	98.4
Grade 3	—	—	—	—
Grade 4	—	—	7.60	1.60
Total Investments	$856.78	100.0%	$464.97	100.0%

The decrease in investments with a grade 4 investment performance rating was driven by an investment with an aggregate fair value of $7.89 million being upgraded to grade 2 from grade 4 investment performance rating due to restructuring.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$856.85	100.0%	$455.90	98.0%
Non-accrual	—	—	9.50	2.0
Total Investments	$856.85	100.0%	$465.40	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$604.35	$258.93
First Lien/Last-Out Unitranche	9.90	41.41
Preferred Stock	0.03	—
Common Stock	1.95	—
Total	$616.23	$300.34
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$113.81	$41.87
Total	$113.81	$41.87
Net increase in portfolio	$502.42	$258.47
Number of new portfolio companies with new investment commitments	28	30
Total new investment commitment amount in new portfolio companies	$444.03	$268.28
Average new investment commitment amount in new portfolio companies	$15.86	$8.94
Number of existing portfolio companies with new investment commitments	23	7
Total new investment commitment amount in existing portfolio companies	$172.20	$32.06
Weighted average remaining term for new investment commitments (in years)(2)	5.5	5.4
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.7%	12.3%
Weighted average yield on new investment commitments(5)	10.7%	12.3%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.1%	11.7%
Weighted average yield on investments sold or repaid(7)	11.1%	11.7%

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

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2023 and 2022 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2023.

Our operating results were as follows:

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Total investment income	$86.15	$40.86
Total expenses	(44.34)	(20.83)
Net investment income (loss)	41.81	20.03
Net realized gain (loss) on investments	(2.19)	1.35
Net unrealized appreciation (depreciation) on investments	0.35	0.75
Net realized and unrealized gain (losses) on foreign currency translations	2.65	(2.62)
Net realized and unrealized gains (losses)	0.81	(0.52)
Net increase (decrease) in net assets from operations	$42.62	$19.51

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Interest income	$79.50	$37.32
Payment-in-kind income	4.81	2.82
Other income	1.44	0.56
Dividend income	0.40	0.16
Total investment income	$86.15	$40.86

Investment income for the years ended December 31, 2024 and December 31, 2023 was driven by our deployment of capital into income producing investments. The amortized cost of the portfolio increased from $465.4 million as of December 31, 2023 to $856.9 million as of December 31, 2024.

Expenses

Our expenses were as follows:

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Interest and other debt expenses	$27.41	$12.17
Management fees	5.23	2.42
Incentive fees based on income	8.11	3.15
Professional fees	1.07	1.11
Directors’ fees	0.68	0.68
Directors’ and officers’ liability insurance	0.11	0.07
Other general and administrative expenses	1.73	1.23
Total expenses	$44.34	$20.83

In the table above:

•
Interest and other debt expenses increased from $12.17 million for the year ended December 31, 2023 to $27.41 million for the year ended December 31, 2024. This was primarily due to an increase in the average aggregate daily borrowings from $134.15 million for the year ended December 31, 2023 to $345.52 million for the year ended December 31, 2024.
•
Management Fees increased from $2.42 million for the year ended December 31, 2023 to $5.23 million for the year ended December 31, 2024, primarily driven by an increase in the size of our portfolio.
•
Incentive Fees based on income increased from $3.15 million for the year ended December 31, 2023 to $8.11 million for the year ended December 31, 2024, primarily driven by the performance of the investment portfolio. For additional information, see Note 3 "Significant Agreements and Related Party Transactions" in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The net realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Years Ended December 31,
	2024	2023
	(in millions)
Clearcourse Partnership Acquireco Finance Limited	$0.20	$0.03
Other, net	(0.05)	0.01
Trader Corporation	(0.91)	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(1.43)	—
HumanState Limited (dba PayProp)	—	1.31
Net realized gain (loss)	$(2.19)	$1.35

For the year ended December 31, 2024, net realized losses were primarily driven by the restructuring of the first lien debt investment in LCG Vardiman Black, LLC (dba Specialty Dental Brands), which resulted in a net realized loss of $1.43 million.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Year Ended December 31,
	2024	2023
	($ in millions)
Unrealized appreciation	$5.00	$4.16
Unrealized depreciation	(4.65)	(3.41)
Net change in unrealized appreciation (depreciation) on investments	$0.35	$0.75

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31,
2024
($ in millions)
Portfolio Company:
Other, net (1)	$1.95
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	0.53
Computer Services, Inc.	0.43
Fullsteam Operations LLC	0.30
Coretrust Purchasing Group LLC	0.23
ASM Buyer, Inc.	0.22
Recochem, Inc	(0.22)
Trader Corporation	(0.39)
Sonar Acquisitionco, Inc. (dba SimPRO)	(0.61)
Clearcourse Partnership Acquireco Finance Limited	(0.91)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	(1.18)
Total	$0.35
(1)
For the year ended December 31, 2024, other, net includes gross unrealized appreciation of $3.29 million, and gross unrealized depreciation of $(1.34) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2024 was primarily driven by tightening credit spreads offset by the financial underperformance of NCWS Intermediate, Inc. (dba National Carwash Solutions).

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 205% and 219%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

An affiliate of the Investment Adviser made a capital commitment to us of $100 on October 29, 2021 (commencement of operations) and served as our initial member (the “Initial Member”). We cancelled the Initial Member’s interest in us on November 23, 2021, the first date on which investors (other than the Initial Member) made their initial capital contribution to purchase shares of our common stock (the “Initial Drawdown Date”). On October 4, 2021 (the “Initial Closing Date”), we began accepting Subscription Agreements from investors acquiring common shares in our private offering, pursuant to which investors made a Commitment to purchase shares of our common stock for an aggregate purchase price equal to the Commitment. Under the terms of the Subscription Agreements, each investor is required to make a capital contribution up to the undrawn amount of their capital commitment to purchase shares each time we deliver a drawdown notice at least five business days (measured from the date we send such notice by mail or electronically, as applicable, rather than the date such notice is received) prior to the required funding date (the “Drawdown Date”). We held a limited number of closings subsequent to the Initial Closing Date. The final date on which we accepted Subscription Agreements (the “Final Closing Date”) was March 24, 2023.

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2024			December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$545.50	$95.61	82%	$546.43	$287.41	47%

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued		Proceeds Received ($ in millions)
For the Year Ended December 31, 2024
April 25, 2024	2,844,624	(1)	$54.41
May 20, 2024	4,330,519	(2)	81.57
July 29, 2024	2,862,495	(3)	54.90
Total capital drawdowns	10,037,638		$190.88
For the Year Ended December 31, 2023
February 21, 2023	62,172		$1.15
June 20, 2023	54,300		1.00
August 21, 2023	2,212,911		40.61
October 18, 2023	2,186,854		40.79
Total capital drawdowns	4,516,237		$83.55

(1) Inclusive of 2,475 shares that were cancelled due to defaulted investors.

(2) Inclusive of 3,682 shares that were cancelled due to defaulted investors.

(3) Inclusive of 1,603 shares that were cancelled due to defaulted investors.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which the Administrator has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay the Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility	$—	$—	$—	$—	$—
Truist Revolving Credit Facility(1)	$425.91	$—	$—	$425.91	$—

(1)
We may borrow amounts in U.S. Dollars ("USD") or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $390.00 million, in Great British Pounds ("GBP") of GBP 14.92 million, in Canadian Dollars ("CAD") of CAD 6.75 million, in Euros ("EUR") of EUR 3.44 million, and in Australian Dollar ("AUD") of AUD 14.50 million.

BoA Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender, which has been amended and supplemented from time to time.

Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the maximum principal amount of the BoA Revolving Credit Facility was $30 million as of December 31, 2024. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is May 22, 2025, subject to one option to extend the stated maturity date to November 21, 2025, upon the satisfaction of certain customary conditions (including payment of an extension fee equal to 0.30% of the aggregate principal amount of loans and commitments extended).

Under the BoA Revolving Credit Facility, we have the ability to elect Daily Simple SOFR, Term SOFR, the applicable alternative currency rate, or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the BoA Revolving Credit Facility is (A) the prevailing Daily Simple SOFR, Term SOFR for the applicable interest period or the applicable alternative currency rate, in each case, plus any applicable credit spread adjustment (which is zero for Daily Simple SOFR and 1-month Term SOFR), plus 2.85% per annum, or (B) an alternate base rate (the greatest of (i) the Prime Rate plus 1.85% per annum, (ii) the Federal Funds Rate plus 0.50% plus 1.85% per annum, and (iii) Term SOFR with a one-month tenor plus 1.00%). We pay (x) a 0.35% annualized fee if the facility utilization is equal to or greater than 50% of the maximum commitment and (y) a 0.45% annualized fee if the facility utilization is less than 50% of the maximum commitment, in each case, on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility.

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

The Truist Revolving Credit Facility is a multicurrency facility, and as of December 31, 2024, total outstanding revolving commitments under the Truist Revolving Credit Facility were $555 million and term loans under the Truist Revolving Credit Facility were $25 million for an aggregate amount of $580 million. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750 million. Commitments under the Truist Revolving Credit Facility may be repaid and reborrowed until the end of the revolving availability period, which ends on May 30, 2028. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 30, 2029.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	December 31, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$190.72	$95.83
First Lien/Last-Out Unitranche	10.15	16.23
Total	$200.87	$112.06

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with the SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

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

RECENT DEVELOPMENTS

On February 26, 2025, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period January 1, 2025 through March 31, 2025, payable on or about April 29, 2025 to shareholders of record as of April 2, 2025.

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

As of December 31, 2024 and December 31, 2023, on a fair value basis, 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the BoA Revolving Credit Facility and the Truist Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2024 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$21.01	$(11.85)	$9.16
Up 200 basis points	14.01	(7.90)	6.11
Up 100 basis points	7.00	(3.95)	3.05
Up 75 basis points	5.25	(2.96)	2.29
Up 50 basis points	3.50	(1.98)	1.52
Up 25 basis points	1.75	(0.99)	0.76
Down 25 basis points	(1.75)	0.99	(0.76)
Down 50 basis points	(3.50)	1.98	(1.52)
Down 75 basis points	(5.25)	2.96	(2.29)
Down 100 basis points	(7.00)	3.95	(3.05)
Down 200 basis points	(13.96)	7.90	(6.06)
Down 300 basis points	(20.88)	11.85	(9.03)

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Goldman Sachs Middle Market Lending Corp. II

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Goldman Sachs Middle Market Lending Corp. II and its subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the agent banks, portfolio company investees and transfer agent. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 4, 2025

We have served as the auditor of one or more investment companies in the Goldman Sachs Business Development Companies group since 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $831,560 and $460,382)	$832,591	$459,660
Non-controlled affiliated investments (cost of $25,292 and $5,019)	24,185	5,310
Total investments, at fair value (cost of $856,852 and $465,401)	$856,776	$464,970
Investments in affiliated money market fund (cost of $9,506 and $905)	9,506	905
Cash	15,673	8,543
Interest and dividends receivable	5,981	3,774
Deferred financing costs	5,239	2,874
Other assets	132	20
Total assets	$893,307	$481,086
Liabilities
Debt	$425,906	$214,459
Interest and other debt expenses payable	2,224	1,273
Management fees payable	1,606	771
Incentive fees based on income payable	2,223	3,152
Distribution payable	11,740	4,873
Accrued expenses and other liabilities	1,015	790
Total liabilities	$444,714	$225,318
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized and no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 23,959,371 and 13,921,733 shares issued and outstanding as of December 31, 2024 and December 31, 2023)	24	14
Paid-in capital in excess of par	447,964	257,092
Distributable earnings (loss)	605	(1,338)
Total net assets	$448,593	$255,768
Total liabilities and net assets	$893,307	$481,086
Net asset value per share	$18.72	$18.37

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$77,889	$36,859	$9,361
Payment-in-kind income	4,371	2,817	564
Other income	1,341	547	253
From non-controlled affiliated investments:
Interest income	1,613	461	167
Payment-in-kind income	437	—	—
Dividend income	399	162	47
Other income	102	13	7
Total investment income	$86,152	$40,859	$10,399
Expenses:
Interest and other debt expenses	$27,404	$12,166	$2,412
Management fees	5,234	2,423	824
Incentive fees based on income	8,111	3,152	—
Incentive fees based on capital gains	—	—	(31)
Professional fees	1,067	1,110	957
Directors’ fees	683	675	495
Directors’ and officers’ liability insurance	113	70	570
Offering costs	—	—	856
Organization costs	—	—	12
Other general and administrative expenses	1,727	1,230	884
Total expenses	$44,339	$20,826	$6,979
Management fee waiver	—	—	(193)
Net expenses	$44,339	$20,826	$6,786
Net investment income (loss)	$41,813	$20,033	$3,613
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(2,193)	$1,348	$—
Foreign currency transactions	903	(1,798)	(39)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	1,753	514	(1,461)
Non-controlled affiliated investments	(1,398)	233	58
Foreign currency translations	1,743	(824)	(243)
Net realized and unrealized gains (losses)	$808	$(527)	$(1,685)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	—	(5)
Net increase (decrease) in net assets from operations	$42,621	$19,506	$1,923
Weighted average shares outstanding	19,766,824	10,743,693	4,489,749
Basic and diluted net investment income (loss) per share	$2.12	$1.86	$0.80
Basic and diluted earnings (loss) per share	$2.16	$1.82	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022

Net assets at beginning of period	$255,768	$171,656	$26,928
Increase (decrease) in net assets from operations:
Net investment income (loss)	$41,813	$20,033	$3,613
Net realized gain (loss)	(1,290)	(450)	(39)
Net change in unrealized appreciation (depreciation)	2,098	(77)	(1,646)
(Provision) benefit for unrealized appreciation/depreciation on investments	—	—	(5)
Net increase (decrease) in net assets from operations	$42,621	$19,506	$1,923
Distributions to stockholders from:
Distributable earnings	$(40,674)	$(18,944)	$(4,374)
Total distributions to stockholders	$(40,674)	$(18,944)	$(4,374)
Capital transactions:
Issuance of common shares	$190,878	$83,550	$147,179
Net increase in net assets from capital transactions	$190,878	$83,550	$147,179
Total increase (decrease) in net assets	$192,825	$84,112	$144,728
Net assets at end of period	$448,593	$255,768	$171,656
Distributions per share	$1.97	$1.74	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

	For the Year Ended December 31,
	2024	2023	2022

Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$42,621	$19,506	$1,923
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(500,729)	(242,868)	(228,240)
Payment-in-kind interest capitalized	(4,805)	(2,786)	(459)
Investments in affiliated money market fund, net	(8,601)	(905)	23,067
Proceeds from sales of investments and principal repayments	116,142	34,186	7,602
Net realized (gain) loss on investments	2,193	(1,348)	—
Net change in unrealized (appreciation) depreciation on investments	(355)	(747)	1,403
Net change in unrealized (appreciation) depreciation on foreign currency translation	95	(13)	(2)
Amortization of premium and accretion of discount, net	(4,252)	(1,747)	(356)
Amortization of deferred financing costs	1,423	1,129	398
Amortization of deferred offering costs	—	—	856
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(2,207)	(1,442)	(2,277)
(Increase) decrease in other assets	(112)	(20)	460
Increase (decrease) in interest and other debt expenses payable	951	893	343
Increase (decrease) in management fees payable	835	378	393
Increase (decrease) in incentive fees based on income payable	(929)	3,152	(31)
Increase (decrease) in accrued expenses and other liabilities	225	170	107
Net cash provided by (used for) operating activities	$(357,505)	$(192,462)	$(194,813)
Cash flows from financing activities:
Proceeds from issuance of common stock	$190,878	$83,550	$147,179
Offering costs paid	—	(66)	(430)
Distributions paid	(33,807)	(17,645)	(800)
Financing costs paid	(3,788)	(3,538)	(440)
Borrowings on debt	413,649	370,768	164,413
Repayments of debt	(202,202)	(235,752)	(125,000)
Net cash provided by (used for) financing activities	$364,730	$197,317	$184,922
Net increase (decrease) in cash	$7,225	$4,855	$(9,891)
Effect of foreign exchange rate changes on cash and cash equivalents	(95)	13	2
Cash, beginning of period	8,543	3,675	13,564
Cash, end of period	$15,673	$8,543	$3,675
Supplemental and non-cash activities
Interest expense paid	$24,273	$9,273	$1,500
Accrued but unpaid distributions	$11,740	$4,873	$3,574
Exchange of investments	$15,993	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2024

(in thousands, except share and per share amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 189.6%
Canada - 9.8%
1st Lien/Senior Secured Debt - 9.8%
Recochem, Inc	Chemicals	9.66%	C + 5.75%	11/01/30	CAD 7,911	$5,606	$5,503	(5) (6) (7)
Recochem, Inc	Chemicals	10.32%	S + 5.75%	11/01/30	4,947	4,854	4,947	(5) (6) (7)
Recochem, Inc	Chemicals	9.54%	C + 5.75%	11/01/30	CAD 1,941	25	36	(5) (6) (7) (8)
Recochem, Inc	Chemicals	10.32%	S + 5.75%	11/01/30	1,749	1,718	1,749	(5) (6) (7)
Recochem, Inc	Chemicals	10.32%	S + 5.75%	11/01/30	CAD 1,294	178	186	(5) (6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.86%	S + 6.00%	02/01/27	22,479	22,388	22,367	(5) (6) (7)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.86%	S + 6.00%	02/01/27	2,156	535	524	(5) (6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services		S + 6.00%	02/01/27	1,217	—	(6)	(5) (6) (7) (8)
iWave Information Systems, Inc.	Software	11.12%	S + 6.75%	11/23/28	8,735	8,577	8,560	(5) (6) (7)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28	4,380	(18)	(88)	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt						43,863	43,778
Total Canada						$43,863	$43,778
United Kingdom - 5.8%
1st Lien/Senior Secured Debt - 5.8%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.70%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP 13,471	$16,124	$16,359	(5) (6) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.70%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP 10,944	9,712	9,544	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt						25,836	25,903
Total United Kingdom						$25,836	$25,903
United States - 174.0%
1st Lien/Senior Secured Debt - 162.9%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.49%	S + 5.00%	01/09/30	$7,618	$7,442	$7,542	(5) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.49%	S + 5.00%	01/09/30	5,821	5,723	5,762	(5) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 5.00%	01/09/28	1,981	(31)	(20)	(5) (7) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense	10.52%	S + 6.00%	04/19/30	2,950	2,896	2,891	(5) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 6.00%	04/19/30	443	(8)	(9)	(5) (7) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	10.27%	S + 5.75%	11/15/30	10,382	10,198	10,174	(5) (7)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	1,743	(28)	(35)	(5) (7) (8)
ASM Buyer, Inc.	Commercial Services & Supplies	10.02%	S + 5.50% (Incl 2.75% PIK)	08/22/31	12,840	12,503	12,711	(5) (7)
ASM Buyer, Inc.	Commercial Services & Supplies	9.41%	S + 5.00%	08/22/30	1,500	123	135	(5) (7) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 5.50% (Incl 2.75% PIK)	08/22/31	750	(7)	(7)	(5) (7) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.84%	S + 5.25%	02/07/31	6,317	6,202	6,253	(5) (7)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.59%	S + 5.25%	02/07/31	2,809	265	264	(5) (7) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31	843	(15)	(8)	(5) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.96%	S + 6.50%	08/01/29	4,751	4,653	4,727	(5) (7)
Superior Environmental Solutions	Commercial Services & Supplies	11.00%	S + 6.50%	08/01/29	1,443	1,409	1,436	(5) (7)
Superior Environmental Solutions	Commercial Services & Supplies	10.96%	S + 6.50%	08/01/29	722	274	285	(5) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.96%	S + 6.50%	08/01/29	716	701	713	(5) (7)
Superior Environmental Solutions	Commercial Services & Supplies	10.96%	S + 6.50%	08/01/29	239	233	238	(5) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.61%	S + 5.25%	04/30/31	5,930	5,847	5,900	(5) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.89%	S + 5.25%	04/30/31	2,187	229	235	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.59%	S + 5.25%	04/30/30	820	235	242	(5) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.11%	S + 5.75%	05/01/29	20,860	20,732	20,704	(5) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.11%	S + 5.75%	05/01/29	2,201	1,124	1,121	(5) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 5.75%	05/01/29	1,834	(11)	(14)	(5) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.10%	S + 4.75%	10/24/30	$14,151	$3,217	$3,231	(5) (6) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.12%	B + 4.75%	10/24/30	AUD 13,999	9,205	8,578	(5) (6)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		B + 4.75%	10/24/30	1,415	(14)	(14)	(5) (6) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.33%	S + 6.00%	10/04/30	8,888	8,694	8,799	(5) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	1,045	(21)	(10)	(5) (7) (8)
DFS Holding Company, Inc.	Distributors	10.50%	S + 6.25%	01/31/29	4,091	3,999	4,040	(5) (7)
DFS Holding Company, Inc.	Distributors	10.50%	S + 6.25%	01/31/29	864	287	289	(5) (7) (8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.33%	S + 6.00%	04/26/29	6,748	6,628	6,613	(5) (7) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.54%	S + 6.00%	04/26/29	3,140	812	804	(5) (7) (8) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.48%	S + 6.00%	04/26/29	628	309	308	(5) (7) (8) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.33%	S + 5.00%	06/06/31	5,951	5,925	5,922	(5) (7)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.33%	S + 5.00%	06/06/31	1,965	215	226	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.36%	S + 5.00%	06/06/31	724	54	57	(5) (7) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	9.46%	S + 5.00%	11/01/28	6,630	6,368	6,596	(5) (7)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28	638	(24)	(3)	(5) (7) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	15,341	(122)	(115)	(5) (7) (8) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.47%	S + 6.00%	07/06/27	3,413	3,374	3,387	(5) (7) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.47%	S + 6.00%	07/06/27	2,394	2,363	2,376	(5) (7) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.48%	S + 6.00%	07/06/27	600	534	536	(5) (7) (8) (9)
Spotless Brands, LLC	Diversified Consumer Services	10.09%	S + 5.75%	07/25/28	10,484	10,236	10,484	(5) (7)
Spotless Brands, LLC	Diversified Consumer Services	10.03%	S + 5.75%	07/25/28	1,625	1,590	1,625	(5) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.61%	S + 5.00%	05/01/31	10,589	10,490	10,483	(5) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.46%	S + 5.00%	05/01/31	2,767	875	856	(5) (7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	1,615	(14)	(16)	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.96%	S + 7.50%	08/14/28	7,245	7,047	7,209	(5) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.92%	S + 7.50%	08/14/28	1,257	808	831	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28	209	(5)	(1)	(5) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	S + 6.00%	12/21/27	6,116	6,036	6,086	(5) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	10.23%	S + 5.75%	12/21/27	1,984	1,961	1,964	(5) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	10.23%	S + 5.75%	12/21/27	666	658	660	(5) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	10.23%	S + 5.75%	12/21/27	662	654	655	(5) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	10.23%	S + 5.75%	12/21/27	657	645	651	(5) (7)
Whitewater Holding Company LLC	Diversified Consumer Services		S + 5.75%	12/21/27	270	(3)	(3)	(5) (7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment	10.92%	S + 6.50%	12/31/27	3,565	3,524	3,521	(5) (7)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27	367	(4)	(5)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.83%	S + 5.50%	05/08/28	7,727	7,678	7,689	(5) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	1,019	(6)	(5)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.89%	S + 5.50%	05/08/28	337	332	335	(5) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.47%	S + 6.00%	01/25/28	6,228	6,165	5,979	(5) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	249	(2)	(10)	(5) (7) (8)
Computer Services, Inc.	Financial Services	9.75%	S + 5.25%	11/15/29	15,587	14,954	15,587	(5) (7)
Computer Services, Inc.	Financial Services		S + 5.25%	11/15/29	5,406	(23)	—	(5) (7) (8)
Computer Services, Inc.	Financial Services	9.75%	S + 5.25%	11/15/29	3,700	3,667	3,700	(5) (7)
Coretrust Purchasing Group LLC	Financial Services	9.61%	S + 5.25%	10/01/29	18,137	17,679	18,047	(5) (7)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	4,760	(62)	(24)	(5) (7) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	1,932	(40)	(10)	(5) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Fullsteam Operations LLC	Financial Services	12.91%	S + 8.25%	11/27/29	$9,798	$9,502	$9,798	(5) (7)
Fullsteam Operations LLC	Financial Services	11.65%	S + 7.00%	11/27/29	7,221	618	561	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	12.91%	S + 8.25%	11/27/29	3,083	3,000	3,083	(5) (7)
Fullsteam Operations LLC	Financial Services	11.66%	S + 7.00%	11/27/29	1,805	496	484	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	12.91%	S + 8.25%	11/27/29	1,370	1,334	1,370	(5) (7)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	548	(14)	—	(5) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.83%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	6,693	6,611	6,224	(5) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.83%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	1,391	1,371	1,293	(5) (7)
Priority Technology Holdings, Inc. (dba Priority Payment)	Financial Services	9.11%	S + 4.75%	05/16/31	16,078	16,007	16,083	(5) (6)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.61%	S + 5.25%	02/24/31	8,706	8,627	8,619	(5) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31	1,250	(11)	(12)	(5) (7) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies	9.83%	S + 5.50%	02/28/31	11,167	11,014	11,055	(5) (7)
Zeus Company, Inc.	Health Care Equipment & Supplies	9.83%	S + 5.50%	02/28/31	2,088	712	710	(5) (7) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/30	1,566	(20)	(16)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.25%	S + 5.00%	08/07/31	3,050	3,020	3,004	(5) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	465	(7)	(7)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.33%	S + 5.00%	08/07/31	290	250	250	(5) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.21%	S + 6.75%	06/13/28	4,103	4,011	4,041	(5) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	463	(10)	(7)	(5) (7) (8)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.65%	S + 5.00% (Incl. 6.65% PIK)	03/18/27	7,488	7,379	7,058	(5) (7) (9)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.65%	S + 5.00% (Incl. 6.65% PIK)	03/18/27	888	788	836	(5) (7) (8) (9) (10)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	9.83%	S + 5.50%	06/15/27	3,295	3,230	3,262	(5) (7)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	9.83%	S + 5.50%	06/15/27	1,668	1,635	1,651	(5) (7)
SpendMend, LLC	Health Care Providers & Services	9.48%	S + 5.00%	03/01/28	3,402	3,367	3,368	(5) (7)
SpendMend, LLC	Health Care Providers & Services	9.55%	S + 5.00%	03/01/28	1,504	923	921	(5) (7) (8)
SpendMend, LLC	Health Care Providers & Services		S + 5.00%	03/01/28	456	(4)	(5)	(5) (7) (8)
Businessolver.com, Inc.	Health Care Technology	9.93%	S + 5.50%	12/01/27	2,119	2,107	2,103	(5) (7)
Businessolver.com, Inc.	Health Care Technology	9.93%	S + 5.50%	12/01/27	317	75	73	(5) (7) (8)
HealthEdge Software, Inc.	Health Care Technology	9.13%	S + 4.75%	07/16/31	8,905	8,821	8,816	(5) (7)
HealthEdge Software, Inc.	Health Care Technology	9.15%	S + 4.75%	07/16/31	3,929	3,891	3,890	(5) (7)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31	1,182	(11)	(12)	(5) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	9.36%	S + 5.00%	05/11/29	3,543	3,494	3,455	(5) (7)
Intelligent Medical Objects, Inc.	Health Care Technology	9.91%	S + 5.00%	05/11/29	472	465	460	(5) (7)
Intelligent Medical Objects, Inc.	Health Care Technology	9.57%	S + 5.00%	05/11/28	400	7	2	(5) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.98%	S + 7.50%	07/18/28	7,810	7,705	7,790	(5) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.98%	S + 7.50%	07/18/28	6,682	4,387	4,370	(5) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.98%	S + 7.50%	07/18/28	770	765	768	(5) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.98%	S + 7.50%	07/18/28	605	174	180	(5) (7) (8)
WebPT, Inc.	Health Care Technology	10.86%	S + 6.25%	01/18/28	3,255	3,227	3,109	(5) (7)
WebPT, Inc.	Health Care Technology	11.12%	S + 6.25%	01/18/28	278	145	134	(5) (7) (8)
WebPT, Inc.	Health Care Technology	11.22%	S + 6.25%	01/18/28	235	232	224	(5) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	10.39%	S + 5.25%	07/24/31	9,508	9,417	9,413	(5) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.58%	S + 5.25%	07/24/31	3,999	793	775	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.58%	S + 5.25%	07/24/30	741	126	126	(5) (7) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.36%	S + 6.00%	10/02/29	5,430	5,338	5,375	(5) (7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.36%	S + 6.00%	10/02/29	1,918	1,889	1,899	(5) (7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,418	(11)	(14)	(5) (7) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,135	(18)	(11)	(5) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Kaseya Inc.	IT Services	10.09%	S + 5.50%	06/25/29	$5,895	$5,833	$5,895	(5) (7)
Kaseya Inc.	IT Services	9.83%	S + 5.50%	06/25/29	351	85	88	(5) (7) (8)
Kaseya Inc.	IT Services	10.09%	S + 5.50%	06/25/29	329	66	68	(5) (7) (8)
Kaseya Inc.	IT Services	10.09%	S + 5.50%	06/25/29	22	22	22	(5) (7)
QBS Parent, Inc. (dba Quorum Software)	IT Services	9.27%	S + 4.75%	11/07/31	13,567	13,501	13,517	(5)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.75%	11/07/31	1,433	(7)	(5)	(5) (8)
US Signal Company, LLC	IT Services	10.07%	S + 5.50%	09/04/29	8,005	7,929	7,925	(5) (7)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	2,463	(23)	(25)	(5) (7) (8)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	1,232	(12)	(12)	(5) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.86%	S + 6.50%	07/18/28	5,609	5,490	5,553	(5) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.88%	S + 6.50%	07/18/28	725	566	572	(5) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.86%	S + 6.50%	07/18/28	364	357	360	(5) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	9.34%	S + 4.75%	08/20/31	4,310	4,269	4,267	(5) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.75%	08/20/30	690	(7)	(7)	(5) (7) (8)
Precinmac, LP	Machinery	9.55%	S + 5.00%	12/02/31	7,209	7,138	7,137	(5)
Precinmac, LP	Machinery		S + 5.00%	12/02/31	1,860	(9)	(9)	(5) (8)
Precinmac, LP	Machinery		S + 5.00%	12/02/31	930	(9)	(9)	(5) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	9.59%	S + 5.00%	07/01/31	13,894	13,697	13,686	(5) (6) (7)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.33%	E + 5.00%	07/01/30	3,689	367	363	(5) (6) (7) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery		S + 5.00%	07/01/31	3,689	(26)	(55)	(5) (6) (7) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.33%	E + 5.00%	07/01/31	EUR 3,446	3,648	3,516	(5) (6) (7)
Recorded Books Inc. (dba RBMedia)	Media	10.26%	S + 5.75%	09/03/30	9,159	8,919	9,067	(5) (7)
Recorded Books Inc. (dba RBMedia)	Media	10.32%	S + 5.75%	09/03/30	1,075	1,054	1,064	(5) (7)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	08/31/28	749	(17)	(7)	(5) (7) (8)
Engage2Excel, Inc.	Professional Services	10.75%	S + 6.50%	07/01/29	5,836	5,755	5,749	(5) (7)
Engage2Excel, Inc.	Professional Services	10.75%	S + 6.50%	07/01/29	479	329	328	(5) (7) (8)
iCIMS, Inc.	Professional Services	10.38%	S + 5.75%	08/18/28	19,241	19,039	18,375	(5) (7)
iCIMS, Inc.	Professional Services	10.34%	S + 5.75%	08/18/28	1,703	322	264	(5) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.56%	S + 5.75%	11/30/27	1,985	1,962	1,975	(5) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.44%	S + 5.75%	11/30/27	1,953	1,931	1,943	(5) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		P + 4.75%	11/30/27	349	(4)	(2)	(5) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.01%	S + 6.50%	07/01/27	9,482	9,333	9,387	(5) (7)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.01%	S + 6.50%	07/01/27	8,994	8,994	8,904	(5) (7)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	938	—	(9)	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	9.11%	S + 4.75%	08/29/31	5,108	5,058	5,056	(5) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	1,022	(5)	(10)	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	638	(6)	(6)	(5) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.08%	S + 5.75%	07/01/30	2,912	2,851	2,898	(5) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 5.75%	07/01/30	487	(7)	(2)	(5) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.08%	S + 5.75%	07/01/30	191	189	190	(5) (7)
Artifact Bidco, Inc. (dba Avetta)	Software	8.83%	S + 4.50%	07/28/31	17,611	17,443	17,435	(5) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31	4,310	(20)	(43)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	2,094	(19)	(21)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	985	(9)	(10)	(5) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.08%	S + 4.75%	07/14/31	15,000	14,857	14,850	(5) (6) (7)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/14/31	7,143	(33)	(71)	(5) (6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/14/31	2,857	(27)	(29)	(5) (6) (7) (8)
CloudBees, Inc.	Software	11.47%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	3,527	3,435	3,527	(5) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
CloudBees, Inc.	Software	11.47%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	$1,512	$1,471	$1,512	(5) (7)
Crewline Buyer, Inc. (dba New Relic)	Software	11.11%	S + 6.75%	11/08/30	11,141	10,895	10,863	(5) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	1,161	(24)	(29)	(5) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.34%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	6,756	6,696	6,688	(5) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.84%	S + 5.25% (Incl. 2.25% PIK)	01/17/31	1,001	990	991	(5) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.25% (Incl. 2.25% PIK)	01/17/31	945	(8)	(9)	(5) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.33%	S + 5.00%	12/01/28	19,572	19,431	19,376	(5) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/02/27	2,628	(22)	(26)	(5) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/01/28	1,512	(1)	(15)	(5) (7) (8)
NAVEX TopCo, Inc.	Software	9.88%	S + 5.50%	11/08/30	9,121	8,960	9,098	(7)
NAVEX TopCo, Inc.	Software		S + 5.50%	11/09/28	810	(13)	(2)	(7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.45%	N + 4.75%	05/03/29	NOK 20,095	1,860	1,756	(5) (6) (7)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.08%	S + 4.75%	05/03/29	8,132	8,096	8,091	(5) (6) (7)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.25%	S + 4.75%	05/03/29	1,900	1,786	1,785	(5) (6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 4.75%	05/03/29	1,800	(8)	(9)	(5) (6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.45%	SN + 4.75%	05/03/29	GBP 917	1,150	1,142	(5) (6) (7)
Onyx CenterSource, Inc.	Software	11.24%	S + 6.50%	12/15/28	5,347	5,247	5,347	(5) (7)
Onyx CenterSource, Inc.	Software	11.24%	S + 6.50%	12/15/28	405	128	135	(5) (7) (8)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software	9.61%	S + 5.25% (Incl. 2.75% PIK)	09/01/31	15,173	15,028	15,021	(5) (7)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31	4,336	(21)	(43)	(5) (7) (8)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31	1,734	(17)	(17)	(5) (7) (8)
Rubrik, Inc.	Software	11.67%	S + 7.00%	08/17/28	10,877	10,792	10,877	(5) (7)
Rubrik, Inc.	Software	11.67%	S + 7.00%	08/17/28	1,520	1,429	1,440	(5) (7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software	9.33%	S + 5.00%	12/17/31	15,246	15,097	15,093	(5)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	3,788	(18)	(19)	(5) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	1,894	(18)	(19)	(5) (8)
Singlewire Software, LLC	Software	9.58%	S + 5.25%	05/10/29	6,754	6,594	6,687	(5) (7)
Singlewire Software, LLC	Software		S + 5.25%	05/10/29	1,251	(28)	(12)	(5) (7) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.08%	S + 4.75%	06/02/31	14,228	14,095	14,086	(5) (7)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.16%	S + 4.75%	06/02/31	7,773	2,984	2,957	(5) (7) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 4.75%	05/31/30	1,815	(16)	(18)	(5) (7) (8)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.58%	S + 6.25%	09/29/27	5,692	5,597	5,635	(5) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.11%	S + 5.75%	10/07/30	6,588	6,444	6,522	(5) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.11%	S + 5.75%	10/07/30	5,206	3,593	3,640	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.83%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	21,261	20,973	19,985	(5) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.59%	S + 5.50%	12/31/29	2,490	315	199	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.83%	S + 5.50%	12/31/29	1,496	156	77	(5) (7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.33%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	17,330	17,302	17,243	(5)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30	1,224	(1)	(6)	(5) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.58%	S + 5.25%	06/23/31	14,963	14,750	14,813	(5) (7)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.89%	S + 5.25%	06/23/31	8,333	753	733	(5) (7) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30	1,667	(23)	(17)	(5) (7) (8)
Total 1st Lien/Senior Secured Debt						730,772	730,897

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (11) - 11.1%
EDB Parent, LLC (dba Enterprise DB)	Software	11.26%	S + 6.75%	07/07/28	$6,169	$6,060	$6,046	(5) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	11.26%	S + 6.75%	07/07/28	2,401	1,815	1,767	(5) (7) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.61%	S + 6.25%	12/07/28	6,255	6,204	6,193	(5) (7)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.61%	S + 6.25%	12/07/28	3,745	2,715	2,707	(5) (7) (8)
K2 Towers III, LLC	Wireless Telecommunication Services	10.89%	S + 6.55%	12/06/28	10,000	9,203	9,185	(5) (7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.96%	S + 6.61%	12/22/28	3,203	3,174	3,171	(5) (7)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.96%	S + 6.61%	12/22/28	2,005	347	344	(5) (7) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.18%	S + 6.83%	02/01/29	6,285	6,231	6,222	(5) (7)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.19%	S + 6.83%	02/01/29	3,715	809	803	(5) (7) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.19%	S + 7.00%	08/24/28	6,222	6,155	6,160	(5) (7)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.70%	S + 7.00%	08/24/28	3,778	1,450	1,451	(5) (7) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	8.21%	S + 3.75%	08/31/28	6,668	5,545	5,555	(5) (7) (8)
Total 1st Lien/Last-Out Unitranche						49,708	49,604
Total United States						$780,480	$780,501
Total Debt Investments						$850,179	$850,182

Investment (1)	Industry (2)	Initial Acquisition Date(13)	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 1.4%
United States - 1.4%
Common Stock - 0.6%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	220	$220	$273	(5) (7) (12)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	1,733,153	1,733	1,733	(5) (7) (9) (12)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	400	400	649	(5) (7) (9) (12)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	2,700	270	225	(5) (7) (12)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	7,091,071	—	—	(7) (9) (12)
Total Common Stock				2,623	2,880
Preferred Stock - 0.8%
Whitewater Holding Company LLC	Diversified Consumer Services	10/02/24	221	$29	$31	(5) (7) (12)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	3,440,568	1,094	—	(7) (9) (12)
CloudBees, Inc.	Software	11/24/21	134,557	1,505	1,975	(5) (7) (12)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	1,237	1,206	1,659	(5) (7) (12)
Total Preferred Stock				3,834	3,665
Warrants - 0.0%
CloudBees, Inc.	Software	11/24/21	38,977	$216	$49	(5) (7) (12)
Total Warrants				216	49
Total United States				$6,673	$6,594
Total Equity Securities				6,673	6,594
Total Investments - 191.0%				$856,852	$856,776
Investments in Affiliated Money Market Fund - 2.1%
United States - 2.1%
Goldman Sachs Financial Square Government Fund - Institutional Shares			9,505,692	$9,506	$9,506	(14) (15)
Total Investments in Affiliated Money Market Fund				$9,506	$9,506
Total United States				$9,506	$9,506
Total Investments and Investments in Affiliated Money Market Fund - 193.1%				$866,358	$866,282

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), EURIBOR ("E"), SONIA ("SN"), NIBOR ("N"), CORRA ("C"), BBSW ("B") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2024, 1 month S was 4.33%, 3 month S was 4.31%, 6 month S was 4.25%, 3 month SN was 4.70%, 3 month C was 3.15%, 3 month N was 4.68%, 3 month E was 2.71%, 1 month B was 4.32% and P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Australian Dollar ("AUD"), Euros ("EUR"), Great British Pounds ("GBP"), Canadian Dollars ("CAD"), or Norwegian Kroner ("NOK").
(5)
Represents co-investments made in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.
(6)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, the aggregate fair value of these securities is $142,584 or 16.0% of the Company’s total assets.
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
(12)
Non-income producing security.
(13)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $6,594 or 1.5% of the Company's net assets. The initial acquisition dates have been included for such securities.
(14)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(15)
The annualized seven-day yield as of December 31, 2024 is 4.42%.

PIK - Payment-In-Kind

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2023

(in thousands, except share and per share amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 180.1%
Canada - 11.2%
1st Lien/Senior Secured Debt - 11.2%
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
United Kingdom - 9.2%
1st Lien/Senior Secured Debt - 9.2%
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
United States - 159.7%
1st Lien/Senior Secured Debt - 146.6%
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
1st Lien/Last-Out Unitranche (11) - 13.1%
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

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)	Industry (2)	Initial Acquisition Date(13)	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 1.7%
United States - 1.7%
Common Stock - 0.4%
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	400	$400	$699	(6) (7) (9) (12)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	2,700	270	255	(6) (7) (12)
Total Common Stock				670	954
Preferred Stock - 1.3%
CloudBees, Inc.	Software	11/24/21	134,557	$1,505	$1,820	(6) (7) (12)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	1,237	1,206	1,496	(6) (7) (12)
Total Preferred Stock				2,711	3,316
Warrants - 0.0%
CloudBees, Inc.	Software	11/24/21	38,977	$216	$28	(6) (7) (12)
Total Warrants				216	28
Total United States				$3,597	$4,298
Total Equity Securities				3,597	4,298
Total Investments - 181.8%				$465,401	$464,970
Investments in Affiliated Money Market Fund - 0.4%
Goldman Sachs Financial Square Government Fund - Institutional Shares			904,635	$905	$905	(14) (15)
Total Investments in Affiliated Money Market Fund				905	905
Total Investments and Investments in Affiliated Money Market Fund - 182.2%				$466,306	$465,875

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR, including SOFR adjustment, if any, ("S"), SONIA ("SN"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 6 month, 3 month or 1 month L or S rates. As of December 31, 2023, 1 month S was 5.35%, 3 month S was 5.33%, 6 month S was 5.16%, SN was 5.19%, 1 month C was 5.46% and 3 month C was 5.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2023.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Great British pound ("GBP") or Canadian dollar ("CAD").
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, the aggregate fair value of these securities is $52,249 or 10.9% of the Company’s total assets.
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
(12)
Non-income producing security.
(13)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of December 31, 2023, the aggregate fair value of these securities is $4,298 or 1.7% of the Company's net assets. The initial acquisition dates have been included for such securities.
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

The investment period commenced on the Initial Closing Date and will continue until March 24, 2026, which is the third anniversary of the Final Closing Date, provided that it may be extended by the board of directors of the Company (the “Board of Directors” or “Board”), in its discretion, for one additional twelve-month period, and, with the approval of a majority-in-interest of the stockholders, for up to one additional year thereafter (such period, including any extensions, the “Investment Period”). In addition, the Board of Directors may terminate the Investment Period at any time in its discretion.

Following the end of the Investment Period, the Company will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or our anticipated expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the Investment Period, (ii) to fulfill investment commitments made or approved by the investment committee of Goldman Sachs Asset Management's Private Credit Team prior to the expiration of the Investment Period, (iii) to engage in hedging transactions, or (iv) to make additional investments in existing portfolio companies, which may include new financings of such portfolio companies (each, an “Additional Investment”) (including transactions to hedge interest rate or currency risks related to an Additional Investment).

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

Certain prior period information has been conformed to the current period presentation and has no effect on the Company’s consolidated financial position or consolidated results of operations as previously reported.

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

	For the Years Ended December 31,
	2024	2023	2022
Prepayment premiums	$561	$201	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$2,112	$671	$—

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2024, the Company did not have any investments on non-accrual status. As of December 31, 2023, the Company had an investment held in one portfolio company on non-accrual status, which represented 2.0% and 1.6% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value, respectively.

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

The Company generally invests in illiquid securities, including debt and equity investments, of companies. The Board of Directors has designated to the Investment Adviser day-to-day responsibilities for implementing and maintaining internal controls and procedures related to the valuation of the Company’s portfolio investments. Under valuation procedures approved by the Board of Directors and adopted by the Valuation Designee, market quotations are generally used to assess the value of the investments for which market quotations are readily available (as defined in Rule 2a-5). The Investment Adviser obtains these market quotations from independent pricing sources. If market quotations are not readily available, the Investment Adviser prices securities at the bid prices obtained from at least two brokers or dealers, if available; otherwise, the Investment Adviser obtains prices from a principal market maker or a primary market dealer. To assess the continuing appropriateness of pricing sources and methodologies, the Investment Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing sources or brokers, and any differences are reviewed in accordance with the valuation procedures. If the Valuation Designee believes any such market quotation does not reflect the fair value of an investment, it may independently value such investment in accordance with valuation procedures for investments for which market quotations are not readily available.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the "Custodian"). As of December 31, 2024 and December 31, 2023, the Company held an aggregate cash balance of $15,673 and $8,543. Foreign currency of $2,814 and $1,828 (acquisition cost of $2,893 and $1,811) is included in cash as of December 31, 2024 and December 31, 2023.

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

Offering Costs

Offering costs consist primarily of fees and expenses previously incurred in connection with the Company's prior offering of shares, including legal, printing and other costs, as well as costs associated with the preparation and filing of the Company’s registration statement on Form 10. Offering costs were recognized as a deferred charge and were amortized on a straight-line basis over 12 months beginning on the date of commencement of operations.

Segment Reporting

As described under ASC 280 – Segment reporting, the Company operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in net assets from operations in the Company’s Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as "Total assets" and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the CODM; and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. For further information, see "Note 2 Significant Accounting Policies—Segment Reporting."

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The Company has elected early adoption of this standard and the adoption did not affect the Company's consolidated financial statements.

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

For the years ended December 31, 2024, 2023 and 2022, Management Fees amounted to $5,234, $2,423 and $824 and the Investment Adviser waived $0, $0, and $193. As of December 31, 2024, $1,606 remained payable.

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

For the years ended December 31, 2024, 2023 and 2022 Incentive Fees based on income amounted to $8,111, $3,152, and $0. As of December 31, 2024, $2,223 remained payable.

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

For the years ended December 31, 2024, 2023 and 2022 the Company accrued Incentive Fees based on capital gains under GAAP of $0, $0, and $(31), which was not realized.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s Custodian.

For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $647, $394 and $310. As of December 31, 2024, $185 remained payable.

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

For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses for services provided by the Transfer Agent of $559, $296 and $126. As of December 31, 2024, $172 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$905	$483,485	$(474,884)	$—	$—	$9,506	$399
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	9,729	(247)	—	(24)	9,458	574
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	9,264	(3)	—	(1,367)	7,894	822
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	5,310	1,721	(191)	—	(7)	6,833	756
Total Non-Controlled Affiliates	$6,215	$504,199	$(475,325)	$—	$(1,398)	$33,691	$2,551
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$174,325	$(173,420)	$—	$—	$905	$162
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	3,843	1,268	(34)	—	233	5,310	474
Total Non-Controlled Affiliates	$3,843	$175,593	$(173,454)	$—	$233	$6,215	$636

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of December 31, 2024 and December 31, 2023, there were $6 and $161, respectively, included within accrued expenses and other liabilities, and $0 and $0, respectively, included within interest and other debt expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company's investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (as amended, the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits the Company to participate in follow-on investments in the Company's existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$800,471	$800,578	$428,177	$427,084
1st Lien/Last-Out Unitranche	49,708	49,604	33,627	33,588
Preferred Stock	3,834	3,665	2,711	3,316
Common Stock	2,623	2,880	670	954
Warrants	216	49	216	28
Total investments	$856,852	$856,776	$465,401	$464,970

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	December 31, 2024		December 31, 2023
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	20.9%	40.0%	19.9%	36.2%
Financial Services	14.2	27.1	12.9	23.4
Diversified Consumer Services	8.3	15.8	9.0	16.3
Trading Companies & Distributors	7.4	14.1	1.7	3.1
IT Services	7.1	13.5	7.0	12.8
Commercial Services & Supplies	6.4	12.2	2.0	3.6
Wireless Telecommunication Services	4.9	9.3	5.7	10.4
Health Care Technology	4.1	7.9	6.5	11.8
Machinery	3.4	6.4	—	—
Professional Services	3.3	6.4	6.2	11.3
Health Care Providers & Services	2.8	5.4	7.4	13.4
Chemicals	2.6	5.0	3.8	7.0
Specialty Retail	2.0	3.8	—	—
Aerospace & Defense	1.9	3.7	2.9	5.2
Construction & Engineering	1.4	2.6	—	—
Health Care Equipment & Supplies	1.4	2.6	—	—
Insurance	1.2	2.3	2.3	4.2
Media	1.2	2.3	1.9	3.5
Real Estate Mgmt. & Development	2.1	4.1	2.1	3.8
Consumer Staples Distribution & Retail	1.0	2.0	1.9	3.4
Leisure Products	0.8	1.4	1.2	2.2
Textiles, Apparel & Luxury Goods	0.7	1.3	1.2	2.2
Distributors	0.5	1.0	0.9	1.7
Entertainment	0.4	0.8	0.8	1.4
Automobiles	—	—	2.7	4.9
Total	100.0%	191.0%	100.0%	181.8%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2024	December 31, 2023
United States	91.9%	88.8%
Canada	5.1	6.2
United Kingdom	3.0	5.0
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$719,777	Discounted cash flows	Discount Rate	7.7% - 14.1%	10.1%
1st Lien/Last-Out Unitranche	49,604	Discounted cash flows	Discount Rate	8.8% - 12.2%	10.9%
Equity
Preferred Stock	$1,690	Comparable multiples	EV/EBITDA(6)	13.5x - 20.8x	20.7x
	1,975	Comparable multiples	EV/Revenue	—	4.2x
Common Stock	2,880	Comparable multiples	EV/EBITDA(6)	9.5x - 13.5x	12.2x
Warrants	49	Comparable multiples	EV/Revenue	—	4.2x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$307,011	Discounted cash flows	Discount Rate	8.9% - 11.8%	10.5%
	7,603	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	16,988	Discounted cash flows	Discount Rate	8.9% - 11.7%	10.7%
Equity
Preferred Stock	$1,496	Comparable multiples	EV/EBITDA(6)	—	31.2x
	1,820	Comparable multiples	EV/Revenue	—	4.0x
Common Stock	954	Comparable multiples	EV/EBITDA(6)	9.3x - 16.0x	11.1x
Warrants	28	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of December 31, 2024, included within Level 3 assets of $827,181 is an amount of $51,206 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $769,381 or 93.8% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$29,595	$770,983	$800,578	$—	$—	$427,084	$427,084
1st Lien/Last-Out Unitranche	—	—	49,604	49,604	—	—	33,588	33,588
Preferred Stock	—	—	3,665	3,665	—	—	3,316	3,316
Common Stock	—	—	2,880	2,880	—	—	954	954
Warrants	—	—	49	49	—	—	28	28
Investments in Affiliated Money Market Fund	9,506	—	—	9,506	905	—	—	905
Total	$9,506	$29,595	$827,181	$866,282	$905	$—	$464,970	$465,875

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2024
1st Lien/Senior Secured Debt	$427,084	$472,793	$(2,193)	$1,106	$(131,941)	$4,134	$—	$—	$770,983	$(876)
1st Lien/Last-Out Unitranche	33,588	15,969	—	(64)	—	111	—	—	49,604	(64)
Preferred Stock	3,316	1,236	—	(774)	(113)	—	—	—	3,665	(774)
Common Stock	954	1,953	—	(27)	—	—	—	—	2,880	(27)
Warrants	28	—	—	21	—	—	—	—	49	21
Total assets	$464,970	$491,951	$(2,193)	$262	$(132,054)	$4,245	$—	$—	$827,181	$(1,720)
For the Year Ended December 31, 2023
1st Lien/Senior Secured Debt	$239,700	$218,415	$1,348	$95	$(34,186)	$1,712	$—	$—	$427,084	$177
1st Lien/Last-Out Unitranche	6,295	27,239	—	19	—	35	—	—	33,588	18
Preferred Stock	2,826	—	—	490	—	—	—	—	3,316	490
Common Stock	768	—	—	186	—	—	—	—	954	186
Warrants	71	—	—	(43)	—	—	—	—	28	(43)
Total assets	$249,660	$245,654	$1,348	$747	$(34,186)	$1,747	$—	$—	$464,970	$828

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2024 and December 31, 2023, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

On November 1, 2021, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 205% and 219%.

The Company’s outstanding debt was as follows:

	December 31, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
BoA Revolving Credit Facility(1)	$30,000	$30,000	$—	$95,000	$95,000	$—
Truist Revolving Credit Facility(2)	580,000	152,281	425,906	305,000	91,805	214,459
Total debt	$610,000	$182,281	$425,906	$400,000	$186,805	$214,459

(1)
Provides, under certain circumstances, a total borrowing capacity of $300,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2024, the Company had outstanding borrowings of $0. As of December 31, 2023, the Company had outstanding borrowings of $0.
(2)
Provides, under certain circumstances, a total borrowing capacity of $750,000. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $390,000, in GBP of GBP 14,915, in CAD of CAD 6,750, in EUR of EUR 3,440 and in AUD of AUD 14,500. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $179,000, in GBP of GBP 13,165 and in CAD of CAD 24,750.

The combined weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2024 was 7.30% and the weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2023 was 7.46%. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2024 was $345,517 and the weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2023 was $134,147.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender, which has been amended and supplemented from time to time. Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the maximum principal amount of the BoA Revolving Credit Facility was $30,000 as of December 31, 2024. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is May 22, 2025, subject to one option to extend the stated maturity date to November 21, 2025, upon the satisfaction of certain customary conditions (including payment of an extension fee equal to 0.30% of the aggregate principal amount of loans and commitments extended).

Proceeds from the BoA Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

Under the BoA Revolving Credit Facility, the Company has the ability to elect Daily Simple SOFR, Term SOFR, the applicable alternative currency rate, or the alternate base rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the BoA Revolving Credit Facility is (A) the prevailing Daily Simple SOFR, Term SOFR for the applicable interest period or the applicable alternative currency rate, in each case, plus any applicable credit spread adjustment (which is zero for Daily Simple SOFR and 1-month Term SOFR), plus 2.85% per annum, or (B) an alternate base rate (the greatest of (i) the Prime Rate plus 1.85% per annum, (ii) the Federal Funds Rate plus 0.50% plus 1.85% per annum, and (iii) Term SOFR with a one-month tenor plus 1.00%).

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

The BoA Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of stockholders’ ownership interest in the shares. The BoA Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of December 31, 2024, the Company was in compliance with these covenants.

Costs of $1,675 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of December 31, 2024 and December 31, 2023, outstanding deferred financing costs were $96 and $314.

The below table presents the summary information of the BoA Revolving Credit Facility:

	For the Years Ended December 31,
	2024	2023	2022

Borrowing interest expense	$870	$3,775	$1,787
Facility fees	348	299	227
Amortization of financing costs	541	619	398
Total	$1,759	$4,693	$2,412
Weighted average interest rate	8.42%	7.48%	5.30%
Average outstanding balance	$10,333	$50,446	$33,710

Truist Revolving Credit Facility

The Company entered into the Truist Revolving Credit Facility on February 28, 2023 with, among others, Truist Bank, as administrative agent, lead arranger, letter of credit issuer and lender, which has been amended and supplemented from time to time.

The Truist Revolving Credit Facility is a multicurrency facility, and as of December 31, 2024, total outstanding revolving commitments under the Truist Revolving Credit Facility were $555,000 and term loans under the Truist Revolving Credit Facility were $25,000 for an aggregate amount of $580,000. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total outstanding revolving commitments and term loans under the Truist Revolving Credit Facility to $750,000. Commitments under the Truist Revolving Credit Facility may be repaid and reborrowed until the end of the revolving availability period, which ends on May 30, 2028. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 30, 2029. Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company's election) of either (i) term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, or (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple RFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, respectively. With respect to borrowings denominated in USD, the Company may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

The Company’s obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum shareholders’ equity and (ii) maintaining an asset coverage ratio of at least 1.50 to 1. As of December 31, 2024, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility may be guaranteed by certain of the Company’s subsidiaries, including those that are formed or acquired by the Company in the future. The Truist Revolving Credit Facility also includes representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $6,535 were incurred in connection with obtaining the Truist Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of December 31, 2024 and December 31, 2023, outstanding deferred financing costs were $5,143 and $2,560.

The below table presents the summary information of the Truist Revolving Credit Facility:

	For the Years Ended December 31,
	2024	2023	2022
Borrowing interest expense	$24,358	$6,231	N/A
Facility fees	405	732	N/A
Amortization of financing costs	882	510	N/A
Total	$25,645	$7,473	N/A
Weighted average interest rate	7.27%	7.44%	N/A
Average outstanding balance	$335,184	$83,701	N/A

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$545,501	$95,608	82%	$546,425	$287,410	47%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	December 31, 2024	December 31, 2023
1st Lien/Senior Secured Debt
ABC Investment Holdco Inc. (dba ABC Plumbing)	$2,581	$—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	1,019	2,810
AI Titan Parent, Inc. (dba Prometheus)	1,660	—
AQ Sunshine, Inc. (dba Relation Insurance)	3,791	3,155
Arrow Buyer, Inc. (dba Archer Technologies)	486	679
Artifact Bidco, Inc. (dba Avetta)	7,389	—
ASM Buyer, Inc.	2,100	9,757
Aurora Acquireco, Inc. (dba AuditBoard)	10,000	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	1,045	1,045
BSI3 Menu Buyer, Inc (dba Kydia)	249	249
Businessolver.com, Inc.	241	268
Charger Debt Merger Sub, LLC (dba Classic Collision)	6,553	—
Checkmate Finance Merger Sub, LLC	367	367
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	2,392	—
Circustrix Holdings, LLC (dba SkyZone)	146	1,092
Clearcourse Partnership Acquireco Finance Limited	3,746	6,612
Coding Solutions Acquisition, Inc. (dba CorroHealth)	501	10,891
Computer Services, Inc.	5,406	—
Coretrust Purchasing Group LLC	6,692	3,863
Crewline Buyer, Inc. (dba New Relic)	1,160	1,161
CST Buyer Company (dba Intoxalock)	638	574
DFS Holding Company, Inc.	564	564
Engage2Excel, Inc.	144	—
Formulations Parent Corporation (dba Chase Corp)	1,743	1,742
Frontgrade Technologies Holdings Inc.	1,981	1,981
Fullsteam Operations LLC	8,394	4,068
GovDelivery Holdings, LLC (dba Granicus, Inc.)	945	—
Governmentjobs.com, Inc. (dba NeoGov)	4,139	2,062
GPS Phoenix Buyer, Inc. (dba Guidepoint)	2,553	2,553
Harrington Industrial Plastics, LLC	1,514	679
HealthEdge Software, Inc.	1,182	400
Highfive Dental Holdco, LLC	463	3,240
iCIMS, Inc.	1,363	5,223
Intelligent Medical Objects, Inc.	388	951
iWave Information Systems, Inc.	4,380	4,380
Kaseya Inc.	523	591
Kene Acquisition, Inc. (dba Entrust)	3,359	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	112	—
Mandrake Bidco, Inc. (dba Miratech)	690	—
NAVEX TopCo, Inc.	810	810
NCWS Intermediate, Inc. (dba National Carwash Solutions)	3,470	—
NFM & J, L.P. (dba the Facilities Group)	349	349
Northstar Acquisition HoldCo, LLC (dba n2y)	1,906	—
Onyx CenterSource, Inc.	270	270
PDDS Holdco, Inc. (dba Planet DDS)	2,718	1,305
Precinmac, LP	2,791	—
Project Accelerate Parent, LLC (dba ABC Fitness)	1,250	—
Prophix Software Inc. (dba Pound Bidco)	2,838	—
PT Intermediate Holdings III, LLC (dba Parts Town)	1,224	—
QBS Parent, Inc. (dba Quorum Software)	1,433	—
(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

	Unfunded Commitment Balances (1)
	December 31, 2024	December 31, 2023
Recochem, Inc	$2,029	$2,442
Recorded Books Inc. (dba RBMedia)	749	749
Rocky Debt Merger Sub, LLC (dba NContracts)	6,070	2,894
Rubrik, Inc.	80	1,367
Runway Bidco, LLC (dba Redwood Software)	5,682	—
Singlewire Software, LLC	1,251	1,251
Sonar Acquisitionco, Inc. (dba SimPRO)	12,264	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	15,401	1,740
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	6,959	—
SpendMend, LLC	1,024	1,148
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	3,498	—
Superior Environmental Solutions	433	1,059
United Flow Technologies Intermediate Holdco II, LLC	9,183	—
US Signal Company, LLC	3,695	—
USA DeBusk, LLC	2,515	—
Valet Waste Holdings, Inc. (dba Valet Living)	2,898	—
VASA Fitness Buyer, Inc.	628	1,466
VisionSafe Holdings, Inc.	443	—
WebPT, Inc.	131	255
Whitewater Holding Company LLC	270	1,533
Zarya Intermediate, LLC (dba iOFFICE)	938	134
Zeus Company, Inc.	2,923	—
Amspec Parent, LLC	—	1,968
Bigchange Group Limited	—	357
MerchantWise Solutions, LLC (dba HungerRush)	—	953
Millstone Medical Outsourcing, LLC	—	259
Trader Corporation	—	965
UP Acquisition Corp. (dba Unified Power)	—	689
Groundworks, LLC	—	205
Solaris (dba Urology Management Holdings, Inc.)	—	706
Total 1st Lien/Senior Secured Debt	$190,722	$95,831
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$586	$1,313
EIP Consolidated, LLC (dba Everest Infrastructure)	1,000	3,745
K2 Towers III, LLC	714	2,607
Skyway Towers Intermediate LLC	1,640	2,005
Tarpon Towers II LLC	2,875	—
Thor FinanceCo LLC (dba Harmoni Towers)	2,289	3,778
Towerco IV Holdings, LLC	1,047	2,778
Total 1st Lien/Last-Out Unitranche	$10,151	$16,226
Total	$200,873	$112,057
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

8. NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued		Proceeds Received
For the Year Ended December 31, 2024
April 25, 2024	2,844,624	(1)	$54,408
May 20, 2024	4,330,519	(2)	81,576
July 29, 2024	2,862,495	(3)	54,894
Total capital drawdowns	10,037,638		$190,878
Share Issue Date	Shares Issued		Proceeds Received
For the Year Ended December 31, 2023
February 21, 2023	62,172		$1,145
June 20, 2023	54,300		1,003
August 21, 2023	2,212,911		40,615
October 18, 2023	2,186,854		40,787
Total capital drawdowns	4,516,237		$83,550
For the Year Ended December 31, 2022
March 16, 2022	1,823,817		$34,051
July 27, 2022	856,930		15,811
September 19, 2022	2,069,029		38,195
October 19, 2022	3,024,805		55,547
November 16, 2022	193,341	(4)	3,575
Total capital drawdowns	7,967,922		$147,179

(1) Inclusive of 2,475 shares that were cancelled due to defaulted investors.

(2) Inclusive of 3,682 shares that were cancelled due to defaulted investors.

(3) Inclusive of 1,603 shares that were cancelled due to defaulted investors.

(4) Inclusive of 476 shares that were cancelled due to defaulted investors.

Distributions

The following table reflects the distributions declared on the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2024
February 27, 2024	April 2, 2024	April 29, 2024	$0.52	(1)
May 1, 2024	July 2, 2024	July 29, 2024	$0.44
August 8, 2024	October 2, 2024	October 29, 2024	$0.52
November 7, 2024	December 31, 2024	January 28, 2025	$0.49
For the Year Ended December 31, 2023
February 28, 2023	April 5, 2023	April 27, 2023	$0.50
May 3, 2023	July 6, 2023	July 28, 2023	$0.50
August 2, 2023	October 3, 2023	October 28, 2023	$0.39
November 1, 2023	December 29, 2023	January 29, 2024	$0.35
For the Year Ended December 31, 2022
May 2, 2022	July 5, 2022	July 28, 2022	$0.02
August 3, 2022	October 3, 2022	October 28, 2022	$0.12
November 2, 2022	December 30, 2022	January 27, 2023	$0.38
(1)
$0.05 is considered capital gain distribution.

9. EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings (loss) per share:

	For the Years Ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets from operations	$42,621	$19,506	$1,923
Weighted average shares outstanding	19,766,824	10,743,693	4,489,749
Basic and diluted earnings (loss) per share	$2.16	$1.82	$0.43

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10. TAX INFORMATION

The below table presents the tax character of distributions:

	December 31, 2024	December 31, 2023	December 31, 2022
Distributions paid from:
Ordinary Income	$40,105	$18,943	$4,374
Net Long-Term Capital Gains	569	$1	—
Total Taxable Distributions	$40,674	$18,944	$4,374

As of the date indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Undistributed Ordinary Income - net	$1,665	$81	$14
Undistributed Long-Term Capital Gains	—	569	$1
Total Undistributed Earnings	$1,665	$650	$15
Capital Loss Carryforward
Perpetual Long-Term	$—	$—	$—
Perpetual Short-Term	—	—	—
Timing Differences (Organizational Costs/Late Year Ordinary Loss Deferral/Post-October Capital Loss Deferral)	(388)	(442)	(454)
Unrealized Earnings (Losses)—net	(672)	(1,546)	(1,469)
Total Accumulated Earnings (Losses)—net	$605	$(1,338)	$(1,908)

As of the date indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Tax cost	$867,581	$466,307	$250,838
Gross unrealized appreciation	5,982	4,128	746
Gross unrealized depreciation	(6,654)	(5,674)	(2,215)
Net unrealized investment appreciation (depreciation)	$(672)	$(1,546)	$(1,469)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to wash sales and differences in the tax treatment of material modification of debt securities.

In order to present certain components of the Company's capital accounts on a tax-basis, certain reclassifications have been recorded to the Company's accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses and differences in the tax treatment of underlying investments. For the years ended December 31, 2024, 2023 and 2022, the Company reclassified $4, ($8), and ($835) from total distributable earnings (loss) to paid-in capital in excess of par.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	December 31, 2024	December 31, 2023	December 31, 2022
Net increase (decrease) in net assets resulting from operations	$42,621	$19,506	$1,923
Adjustments:
Net unrealized losses (gains)	(2,098)	77	1,651
Income not currently taxable	4	8	11
Income for tax but not for book	—	22	—
Expenses not currently deductible	(8)	—	837
Expenses for tax but not for book	(33)	(33)	(33)
Realized gain (loss) differences	1,202	—	—
Taxable income net of capital loss carryforward	$41,688	$19,580	$4,389
Capital loss carryforward	—	—	—
Nondeductible net investment loss	—	—	—
Taxable income(1)	$41,688	$19,580	$4,389

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

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the period from October 29, 2021 (commencement of operations) to December 31,
	2024	2023	2022	2021
Per Share Data:(1)
NAV, beginning of period	$18.37	$18.25	$18.73	$20.00
Net investment income (loss)	2.12	1.86	0.80	(2.35)
Net realized and unrealized gains (losses)(2)	0.20	—	(0.76)	1.08
Net increase (decrease) in net assets from operations(2)	$2.32	$1.86	$0.04	$(1.27)
Distributions recorded	(1.97)	(1.74)	(0.52)	—
Total increase (decrease) in net assets	$0.35	$0.12	$(0.48)	$(1.27)
NAV, end of period	$18.72	$18.37	$18.25	$18.73
Shares outstanding, end of period	23,959,371	13,921,733	9,405,496	1,437,574
Weighted average shares outstanding	19,766,824	10,743,693	4,489,749	667,932
Total return based on NAV(3)	12.63%	10.19%	0.21%	(6.35%)
Supplemental Data/Ratio(4):
Net assets, end of period	$448,593	$255,768	$171,656	$26,928
Ratio of net expenses to average net assets	11.77%	10.44%	8.20%	59.58%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	2.34%	2.76%	5.32%	56.51%
Ratio of interest and other debt expenses to average net assets	7.28%	6.10%	2.92%	2.81%
Ratio of incentive fees to average net assets	2.15%	1.58%	(0.04%)	0.26%
Ratio of total expenses to average net assets	11.77%	10.44%	8.43%	60.17%
Ratio of net investment income to average net assets	11.10%	10.04%	4.37%	(54.18%)
Portfolio turnover	19%	10%	7%	0%

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

On February 26, 2025, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period January 1, 2025 through March 31, 2025, payable on or about April 29, 2025 to shareholders of record as of April 2, 2025.

Goldman Sachs Middle Market Lending Corp II. – Tax Information (unaudited)

During the year ended December 31, 2024, the Company designated 83.63% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

During the year ended December 31, 2024, the Company designated 95.90% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

Pursuant to Section 852 of the Internal Revenue Code, the Company designated $569,295, or if different, the maximum amount allowable, as capital gain dividends paid during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company designated $81,213 as short-term capital gain dividends pursuant to Section 871(k) of the Internal Revenue Code.

OTHER INFORMATION (unaudited)

Effective from April 12, 2016 and solely for the purpose of marketing the Company in the United Kingdom (“UK”), the Investment Adviser identified itself as the alternative investment fund manager (“AIFM”) of the Company. As an AIFM, the Investment Adviser is responsible for complying with the provisions of the Alternative Investment Fund Managers Regulations, 2013, as amended by the Alternative Investment Managers (Amendment, etc.) (EU Exit) Regulations 2019 which implement the Alternative Investment Fund Managers Directive (Directive 2011/61/EU) (the “Directive”) into UK law.

In accordance with these rules, the AIFM is required to make available an annual report for the financial year of the Company, containing certain disclosures as set out in Article 22 and 23 of the Directive. The disclosures set out below are included to satisfy these requirements as they have not been disclosed elsewhere in this annual report on Form 10-K.

I. Remuneration

The following disclosures are made in accordance with Article 107 of the EU Commission Delegated Regulation (EU) 231/2013 in respect of the AIFM, which is part of GS Group Inc. GS Group Inc.’s global remuneration philosophy, structure and process for setting remuneration generally applies to employees of the AIFM in the same manner as other employees globally. References to the “firm” and “we” throughout this disclosure include GS Group Inc. and the AIFM and any subsidiaries and affiliates.

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

The members of the GS Group Compensation Committee at the end of 2024 were Kimberley D. Harris (Chair), M. Michele Burns, Kevin R. Johnson, Ellen J. Kullman, Lakshmi N. Mittal, and Adebayo O. Ogunlesi (ex-officio). None of the members of the GS Group Compensation Committee was an employee of the firm. All members of the GS Group Compensation Committee were “independent” within the meaning of the New York Stock Exchange Rules and the firm’s Director Independence Policy.

The GS Group Compensation Committee has for several years recognised the importance of using an independent remuneration consultant that is appropriately qualified and that provides services solely to the GS Group Compensation Committee and not to the firm. The Compensation Committee continued to retain an independent remuneration consultant in 2024.

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

g. Total Remuneration

Staff remuneration for the financial period ending December 31, 2024:

Total remuneration for the financial year ending 31 December 2024 paid by the AIFM to 138 staff in respect of the management of the assets of the Company	US $2,867,049, made up of: • US $1,013,552 fixed remuneration • US $1,853,497 variable remuneration
Which includes:
(a) Remuneration paid by the AIFM to senior management	US $1,506,085
(b) Remuneration paid by the AIFM to other staff members whose actions have a material impact on the risk profile of the Company	US $1,360,964

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

In respect of the period ended December 31, 2024, there have been no material changes to the information listed in Article 23 of the Directive.

V. Service Provider Not Previously Disclosed

Legal Counsel

Fried, Frank, Harris, Shriver & Jacobson LLP

One New York Plaza

New York, NY 10004

USA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013)

issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

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

10.11

First Amendment to Senior Secured Revolving Credit Agreement, dated as of July 31, 2023, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 814-01461), filed on November 12, 2024).

10.12

Second Amendment to Senior Secured Revolving Credit Agreement, dated as of May 30, 2024, by and among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01461), filed on June 5, 2024).

10.13

Commitment Increase Request, dated as of June 24, 2024, by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01461), filed on June 27, 2024).

10.13

Commitment Increase Request, dated as of June 28, 2024, by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01461), filed on July 3, 2024).

10.14

Commitment Increase Request, dated as of September 4, 2024, by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01461), filed on September 9, 2024).

10.15

Commitment Increase Request, dated as of September 26, 2024, by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01461), filed on September 30, 2024).

10.16

Commitment Increase Request, dated as of October 11, 2024, by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No, 814-01461), filed on October 15, 2024).

10.17

Fourth Amendment to Revolving Credit Agreement, dated as of November 14, 2024, by and among the Company, as Borrower and Bank of America, N.A., as the Administrative Agent, Lead Arranger, Sole Bookrunner, Structuring Agent, Letter of Credit Issuer, and a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01461), filed on November 18, 2024).

14.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 000-56369), filed on March 4, 2022).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File No. 000-56369), filed on March 4, 2022).

19.1*	Insider Trading Policy.

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Date: March 4, 2025	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: March 4, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Alex Chi, David Miller, Stanley Matuszewski and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2024, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2025.

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