Form 10-Q
period 2025-03-31
Goldman Sachs Middle Market Lending Corp. II
filed 2025-05-13
CIK 1865174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 13, 2025 was 23,959,372.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report, because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
•
United States trade policy developments, tariffs and other trade restrictions;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025 (Unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $863,947 and $831,560)	$865,647	$832,591
Non-controlled affiliated investments (cost of $27,357 and $25,292)	25,265	24,185
Total investments, at fair value (cost of $891,304 and $856,852)	$890,912	$856,776
Investments in affiliated money market fund (cost of $4,006 and $9,506)	4,006	9,506
Cash	15,675	15,673
Interest and dividends receivable	5,534	5,981
Deferred financing costs	4,894	5,239
Other assets	173	132
Total assets	$921,194	$893,307
Liabilities
Debt	$455,737	$425,906
Interest and other debt expenses payable	2,191	2,224
Management fees payable	1,656	1,606
Incentive fees based on income payable	1,891	2,223
Distribution payable	—	11,740
Accrued expenses and other liabilities	805	1,015
Total liabilities	$462,280	$444,714
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized and no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 23,959,371 and 23,959,371 shares issued and outstanding as of March 31, 2025 and December 31, 2024)	24	24
Paid-in capital in excess of par	447,964	447,964
Distributable earnings (loss)	10,926	605
Total net assets	$458,914	$448,593
Total liabilities and net assets	$921,194	$893,307
Net asset value per share	$19.15	$18.72

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$21,324	$14,390
Payment-in-kind income	1,231	843
Other income	333	241
From non-controlled affiliated investments:
Interest income	538	150
Payment-in-kind income	139	—
Dividend income	65	60
Other income	32	3
Total investment income	$23,662	$15,687
Expenses:
Interest and other debt expenses	$7,651	$5,214
Management fees	1,656	941
Incentive fees based on income	1,891	1,908
Incentive fees based on capital gains	—	258
Professional fees	191	288
Directors’ fees	167	167
Other general and administrative expenses	706	364
Total expenses	$12,262	$9,140
Net investment income (loss)	$11,400	$6,547
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$(1,426)
Foreign currency transactions	(19)	1
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	669	4,454
Non-controlled affiliated investments	(985)	151
Foreign currency translations	(744)	548
Net realized and unrealized gains (losses)	$(1,079)	$3,728
Net increase (decrease) in net assets from operations	$10,321	$10,275
Weighted average shares outstanding	23,959,371	13,921,733
Basic and diluted net investment income (loss) per share	$0.48	$0.47
Basic and diluted earnings (loss) per share	$0.43	$0.74

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Net assets at beginning of period	$448,593	$255,768
Increase (decrease) in net assets from operations:
Net investment income (loss)	$11,400	$6,547
Net realized gain (loss)	(19)	(1,425)
Net change in unrealized appreciation (depreciation)	(1,060)	5,153
Net increase (decrease) in net assets from operations	$10,321	$10,275
Total increase (decrease) in net assets	$10,321	$10,275
Net assets at end of period	$458,914	$266,043

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$10,321	$10,275
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(44,316)	(60,696)
Payment-in-kind interest capitalized	(1,369)	(832)
Investments in affiliated money market fund, net	5,500	(6,049)
Proceeds from sales of investments and principal repayments	11,993	3,911
Net realized (gain) loss on investments	—	1,426
Net change in unrealized (appreciation) depreciation on investments	316	(4,605)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(88)	24
Amortization of premium and accretion of discount, net	(759)	(621)
Amortization of deferred financing costs	355	358
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	447	(804)
(Increase) decrease in other assets	(41)	(75)
Increase (decrease) in interest and other debt expenses payable	(33)	330
Increase (decrease) in management fees payable	50	170
Increase (decrease) in incentive fees based on income payable	(332)	(1,244)
Increase (decrease) in incentive fees based on capital gains payable	—	258
Increase (decrease) in accrued expenses and other liabilities	(210)	78
Net cash provided by (used for) operating activities	$(18,166)	$(58,096)
Cash flows from financing activities:
Distributions paid	(11,740)	(4,873)
Financing costs paid	(11)	(27)
Borrowings on debt	37,831	63,429
Repayments of debt	(8,000)	—
Net cash provided by (used for) financing activities	$18,080	$58,529
Net increase (decrease) in cash	$(86)	$433
Effect of foreign exchange rate changes on cash and cash equivalents	88	(24)
Cash, beginning of period	15,673	8,543
Cash, end of period	$15,675	$8,952
Supplemental and non-cash activities
Interest expense paid	$7,023	$4,220
Exchange of investments	$—	$15,880

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2025

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 192.7%
Canada - 9.5%
1st Lien/Senior Secured Debt - 9.5%
Recochem, Inc	Chemicals	9.00%	C + 5.75%	11/01/30	CAD 7,891	$5,595	$5,483	(5) (6) (7)
Recochem, Inc	Chemicals	10.04%	S + 5.75%	11/01/30	4,934	4,845	4,934	(5) (6) (7)
Recochem, Inc	Chemicals	8.92%	C + 5.75%	11/01/30	CAD 1,941	25	36	(5) (6) (7) (8)
Recochem, Inc	Chemicals	10.04%	S + 5.75%	11/01/30	1,744	1,715	1,744	(5) (6) (7)
Recochem, Inc	Chemicals	10.04%	S + 5.75%	11/01/30	CAD 1,294	30	43	(5) (6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.82%	S + 6.00%	02/01/27	22,479	22,398	22,367	(5) (6) (7)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.82%	S + 6.00%	02/01/27	2,156	737	726	(5) (6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services		S + 6.00%	02/01/27	1,217	—	(6)	(5) (6) (7) (8)
iWave Information Systems, Inc.	Software	11.08%	S + 6.75%	11/23/28	8,712	8,563	8,538	(5) (6) (7)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28	4,380	(17)	(87)	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt						43,891	43,778
Total Canada						$43,891	$43,778
United Kingdom - 6.0%
1st Lien/Senior Secured Debt - 6.0%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.45%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP 13,812	$16,563	$17,306	(5) (6) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.45%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP 11,145	9,973	10,100	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt						26,536	27,406
Total United Kingdom						$26,536	$27,406
United States - 177.2%
1st Lien/Senior Secured Debt - 166.1%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.32%	S + 5.00%	01/09/30	$7,599	$7,430	$7,523	(5) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.32%	S + 5.00%	01/09/30	5,806	5,713	5,748	(5) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.30%	S + 5.00%	01/09/30	2,593	2,567	2,567	(5) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 5.00%	01/09/28	1,981	(28)	(20)	(5) (7) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense	10.32%	S + 6.00%	04/19/30	2,941	2,890	2,883	(5) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 6.00%	04/19/30	443	(7)	(9)	(5) (7) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	10.07%	S + 5.75%	11/15/30	10,356	10,179	10,356	(5) (7)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	1,743	(27)	—	(5) (7) (8)
ASM Buyer, Inc.	Commercial Services & Supplies	9.83%	S + 5.50% (Incl. 2.75% PIK)	08/22/31	12,898	12,571	12,769	(5) (7)
ASM Buyer, Inc.	Commercial Services & Supplies	9.32%	S + 5.00%	08/22/30	1,500	672	683	(5) (7) (8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 5.50% (Incl. 2.75% PIK)	08/22/31	750	(7)	(7)	(5) (7) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.54%	S + 5.25%	02/07/31	6,301	6,190	6,238	(5) (7)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.54%	S + 5.25%	02/07/31	2,808	265	263	(5) (7) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31	843	(14)	(8)	(5) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29	4,739	4,646	4,715	(5) (7)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29	1,440	1,407	1,432	(5) (7)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29	722	275	285	(5) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29	714	700	711	(5) (7)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29	238	233	237	(5) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.54%	S + 5.25%	04/30/31	5,915	5,835	5,886	(5) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.54%	S + 5.25%	04/30/31	2,185	297	302	(5) (7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.56%	S + 5.25%	04/30/30	820	536	543	(5) (7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.07%	S + 5.75%	05/01/29	20,808	20,686	20,496	(5) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.07%	S + 5.75%	05/01/29	2,201	1,046	1,025	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 5.75%	05/01/29	$1,834	$(10)	$(27)	(5) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.05%	S + 4.75%	10/24/30	14,151	3,220	3,160	(5) (6) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.90%	B + 4.75%	10/24/30	AUD 13,999	9,208	8,660	(5) (6) (7)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		B + 4.75%	10/24/30	1,415	(13)	(14)	(5) (6) (7) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.30%	S + 6.00%	10/04/30	8,866	8,678	8,777	(5) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	1,045	(20)	(10)	(5) (7) (8)
DFS Holding Company, Inc.	Distributors	11.30%	S + 7.00%	01/31/29	4,081	3,993	3,958	(5) (7)
DFS Holding Company, Inc.	Distributors	11.30%	S + 7.00%	01/31/29	299	293	290	(5) (7)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.30%	S + 6.00%	04/26/29	6,731	6,616	6,596	(5) (7) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.31%	S + 6.00%	04/26/29	3,140	1,167	1,155	(5) (7) (8) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.31%	S + 6.00%	04/26/29	628	373	371	(5) (7) (8) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.30%	S + 5.00%	06/06/31	6,172	6,145	6,141	(5) (7)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	1,729	(20)	(9)	(5) (7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	724	(6)	(4)	(5) (7) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	9.42%	S + 5.00%	11/01/28	6,613	6,366	6,580	(5) (7)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28	638	(22)	(3)	(5) (7) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	15,341	1,843	1,857	(5) (7) (8) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	3,404	3,369	3,378	(5) (7) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	2,388	2,360	2,370	(5) (7) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	600	42	44	(5) (7) (8) (9)
Spotless Brands, LLC	Diversified Consumer Services	10.03%	S + 5.75%	07/25/28	10,457	10,224	10,457	(5) (7)
Spotless Brands, LLC	Diversified Consumer Services	10.03%	S + 5.75%	07/25/28	1,621	1,588	1,621	(5) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.31%	S + 5.00%	05/01/31	10,562	10,467	10,457	(5) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.30%	S + 5.00%	05/01/31	2,764	1,092	1,075	(5) (7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	1,615	(14)	(16)	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.92%	S + 7.50%	08/14/28	7,227	7,040	7,191	(5) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.92%	S + 7.50%	08/14/28	1,257	810	831	(5) (7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28	209	(5)	(1)	(5) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services		S + 5.00%	12/21/29	6,217	(62)	(62)	(5) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	5,121	5,032	5,070	(5) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	1,661	1,635	1,644	(5) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	558	549	552	(5) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	554	546	549	(5) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	550	538	545	(5) (7)
Whitewater Holding Company LLC	Diversified Consumer Services		S + 5.75%	12/21/29	270	(4)	(3)	(5) (7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment	10.90%	S + 6.50%	12/31/27	3,556	3,518	3,512	(5) (7)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27	367	(3)	(5)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	7,708	7,642	7,669	(5) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	1,042	1,032	1,037	(5) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	1,019	(8)	(5)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	336	330	334	(5) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	195	(1)	(1)	(5) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.44%	S + 6.00%	01/25/28	6,228	6,169	6,103	(5) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	249	(2)	(5)	(5) (7) (8)
Computer Services, Inc.	Financial Services	9.57%	S + 5.25%	11/15/29	15,546	14,941	15,546	(5) (7)
Computer Services, Inc.	Financial Services		S + 5.25%	11/15/29	5,406	(22)	—	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Computer Services, Inc.	Financial Services	9.57%	S + 5.25%	11/15/29	$3,691	$3,659	$3,691	(5) (7)
Coretrust Purchasing Group LLC	Financial Services	9.57%	S + 5.25%	10/01/29	18,092	17,654	18,001	(5) (7)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	4,760	(59)	(24)	(5) (7) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	1,932	(38)	(10)	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29	9,798	9,489	9,798	(5) (7)
Fullsteam Operations LLC	Financial Services	11.46%	S + 7.00%	11/27/29	7,221	3,772	3,753	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29	3,083	2,996	3,083	(5) (7)
Fullsteam Operations LLC	Financial Services	11.46%	S + 7.00%	11/27/29	1,805	1,189	1,186	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29	1,370	1,332	1,370	(5) (7)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	548	(14)	—	(5) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.80%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	6,357	6,285	5,785	(5) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.80%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	1,335	1,317	1,215	(5) (7)
Priority Technology Holdings, Inc. (dba Priority Payment)	Financial Services	9.07%	S + 4.75%	05/16/31	15,907	15,839	15,888	(5) (6)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.57%	S + 5.25%	02/24/31	8,684	8,608	8,598	(5) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31	1,250	(11)	(12)	(5) (7) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies	9.80%	S + 5.50%	02/28/31	11,139	10,991	11,028	(5) (7)
Zeus Company, Inc.	Health Care Equipment & Supplies	9.80%	S + 5.50%	02/28/31	2,088	712	710	(5) (7) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/30	1,566	(19)	(16)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.32%	S + 5.00%	08/07/31	3,042	3,013	2,997	(5) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	465	(7)	(7)	(5) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.43%	S + 5.00%	08/07/31	290	250	250	(5) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.17%	S + 6.75%	06/13/28	4,092	4,006	4,031	(5) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	463	(9)	(7)	(5) (7) (8)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.42%	S + 5.00% (Incl. 6.42% PIK)	03/18/27	7,612	7,514	6,508	(5) (7) (9)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.42%	S + 5.00% (Incl. 6.42% PIK)	03/18/27	899	846	866	(5) (7) (8) (9) (10)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	9.80%	S + 5.50%	06/15/27	3,286	3,227	3,262	(5) (7)
Solaris (dba Urology Management Holdings, Inc.)	Health Care Providers & Services	9.80%	S + 5.50%	06/15/27	1,664	1,634	1,651	(5) (7)
SpendMend, LLC	Health Care Providers & Services	9.45%	S + 5.00%	03/01/28	3,394	3,361	3,360	(5) (7)
SpendMend, LLC	Health Care Providers & Services	9.45%	S + 5.00%	03/01/28	934	924	925	(5) (7)
SpendMend, LLC	Health Care Providers & Services		S + 5.00%	03/01/28	456	(4)	(5)	(5) (7) (8)
Businessolver.com, Inc.	Health Care Technology	9.90%	S + 5.50%	12/01/27	2,113	2,103	2,098	(5) (7)
Businessolver.com, Inc.	Health Care Technology	9.90%	S + 5.50%	12/01/27	317	75	73	(5) (7) (8)
HealthEdge Software, Inc.	Health Care Technology	9.07%	S + 4.75%	07/16/31	8,883	8,801	8,794	(5) (7)
HealthEdge Software, Inc.	Health Care Technology	9.07%	S + 4.75%	07/16/31	3,919	3,882	3,880	(5) (7)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31	1,182	(11)	(12)	(5) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	9.36%	S + 5.00%	05/11/29	3,534	3,487	3,446	(5) (7)
Intelligent Medical Objects, Inc.	Health Care Technology	9.32%	S + 5.00%	05/11/29	471	464	459	(5) (7)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 5.00%	05/11/28	400	(4)	(10)	(5) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	7,810	7,711	7,790	(5) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	6,682	5,137	5,120	(5) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	770	765	768	(5) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	605	175	180	(5) (7) (8)
WebPT, Inc.	Health Care Technology	10.68%	S + 6.25%	01/18/28	3,255	3,229	3,109	(5) (7)
WebPT, Inc.	Health Care Technology	10.75%	S + 6.25%	01/18/28	278	192	182	(5) (7) (8)
WebPT, Inc.	Health Care Technology	10.65%	S + 6.25%	01/18/28	235	232	224	(5) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/31	9,484	9,396	9,389	(5) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/31	3,997	952	933	(5) (7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/30	741	230	230	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.32%	S + 6.00%	10/02/29	$5,416	$5,329	$5,362	(5) (7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.32%	S + 6.00%	10/02/29	1,913	1,885	1,894	(5) (7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,418	(11)	(14)	(5) (7) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	1,135	(17)	(11)	(5) (7) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services	9.05%	S + 4.75%	11/07/31	16,606	13,502	13,510	(5) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	11/07/31	3,241	—	(14)	(5) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.75%	11/07/31	2,295	(7)	(6)	(5) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services	9.05%	S + 4.75%	11/07/31	1,255	1,249	1,249	(5)
US Signal Company, LLC	IT Services	9.92%	S + 5.50%	09/04/29	8,005	7,933	7,925	(5) (7)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	2,463	(22)	(25)	(5) (7) (8)
US Signal Company, LLC	IT Services	9.91%	S + 5.50%	09/04/29	1,232	1,221	1,219	(5) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.82%	S + 6.50%	07/18/28	5,595	5,483	5,539	(5) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.82%	S + 6.50%	07/18/28	724	566	571	(5) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.82%	S + 6.50%	07/18/28	364	358	360	(5) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	9.04%	S + 4.75%	08/20/31	4,052	4,014	4,011	(5) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.75%	08/20/30	690	(6)	(7)	(5) (7) (8)
Precinmac, LP	Machinery	9.32%	S + 5.00%	12/02/31	7,209	7,140	7,137	(5) (7)
Precinmac, LP	Machinery		S + 5.00%	12/02/31	1,860	(9)	(19)	(5) (7) (8)
Precinmac, LP	Machinery	11.50%	P + 4.00%	12/02/31	930	—	—	(5) (7) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	9.31%	S + 5.00%	07/01/31	13,860	13,668	13,721	(5) (6) (7)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	7.34%	E + 5.00%	07/01/30	3,689	582	594	(5) (6) (7) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery		S + 5.00%	07/01/31	3,689	(25)	(37)	(5) (6) (7) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	7.68%	E + 5.00%	07/01/31	EUR 3,437	3,640	3,679	(5) (6) (7)
Recorded Books Inc. (dba RBMedia)	Media	10.06%	S + 5.75%	09/02/30	9,136	8,907	9,044	(5) (7)
Recorded Books Inc. (dba RBMedia)	Media	10.04%	S + 5.75%	09/02/30	1,072	1,053	1,061	(5) (7)
Recorded Books Inc. (dba RBMedia)	Media	10.06%	S + 5.75%	08/31/28	749	466	474	(5) (7) (8)
Engage2Excel, Inc.	Professional Services	10.72%	S + 6.50%	07/01/29	5,820	5,743	5,733	(5) (7)
Engage2Excel, Inc.	Professional Services	10.72%	S + 6.50%	07/01/29	479	233	232	(5) (7) (8)
iCIMS, Inc.	Professional Services	10.04%	S + 5.75%	08/18/28	19,241	19,051	18,375	(5) (7)
iCIMS, Inc.	Professional Services	10.04%	S + 5.75%	08/18/28	1,703	170	111	(5) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.16%	S + 5.75%	11/30/27	1,980	1,959	1,970	(5) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.09%	S + 5.75%	11/30/27	1,948	1,928	1,938	(5) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	12.25%	P + 4.75%	11/30/27	349	75	77	(5) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	10.81%	S + 6.50%	07/01/27	9,458	9,323	9,363	(5) (7)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	10.81%	S + 6.50%	07/01/27	8,971	8,971	8,881	(5) (7)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	938	—	(9)	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	9.07%	S + 4.75%	08/29/31	5,108	5,060	5,056	(5) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	1,022	(5)	(10)	(5) (7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	638	(6)	(6)	(5) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.05%	S + 5.75%	07/01/30	2,905	2,846	2,890	(5) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 5.75%	07/01/30	487	(7)	(2)	(5) (7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.05%	S + 5.75%	07/01/30	190	189	189	(5) (7)
Artifact Bidco, Inc. (dba Avetta)	Software	8.80%	S + 4.50%	07/28/31	17,611	17,447	17,435	(5) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31	4,310	(20)	(43)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	2,094	(19)	(21)	(5) (7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	985	(9)	(10)	(5) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.05%	S + 4.75%	07/14/31	15,000	14,861	14,850	(5) (6) (7)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/14/31	7,143	(32)	(71)	(5) (6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/14/31	$2,857	$(26)	$(29)	(5) (6) (7) (8)
CloudBees, Inc.	Software	11.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	3,549	3,468	3,549	(5) (7)
CloudBees, Inc.	Software	11.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	1,522	1,485	1,522	(5) (7)
Crewline Buyer, Inc. (dba New Relic)	Software	11.07%	S + 6.75%	11/08/30	11,141	10,902	10,863	(5) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	1,161	(23)	(29)	(5) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.04%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	6,778	6,721	6,778	(5) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.54%	S + 5.25% (Incl. 2.25% PIK)	01/17/31	1,004	993	994	(5) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31	945	(8)	(5)	(5) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.30%	S + 5.00%	12/01/28	19,523	19,390	19,327	(5) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/02/28	2,628	(21)	(26)	(5) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/01/28	1,512	(1)	(15)	(5) (7) (8)
NAVEX TopCo, Inc.	Software	9.82%	S + 5.50%	11/08/30	9,098	8,943	9,075	(7)
NAVEX TopCo, Inc.	Software		S + 5.50%	11/09/28	810	(12)	(2)	(7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.31%	N + 4.75%	05/03/29	NOK 20,044	1,856	1,896	(5) (6) (7)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.05%	S + 4.75%	05/03/29	8,112	8,077	8,071	(5) (6) (7)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.15%	S + 4.75%	05/03/29	1,895	1,782	1,780	(5) (6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 4.75%	05/03/29	1,800	(7)	(9)	(5) (6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.21%	SN + 4.75%	05/03/29	GBP 915	1,147	1,175	(5) (6) (7)
Onyx CenterSource, Inc.	Software	9.71%	S + 5.25%	12/14/29	5,388	5,272	5,334	(5) (7)
Onyx CenterSource, Inc.	Software	9.70%	S + 5.25%	12/14/29	405	370	374	(5) (7) (8)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software	9.57%	S + 5.25% (Incl. 2.75% PIK)	09/01/31	15,240	15,100	15,088	(5) (7)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31	4,336	(20)	(43)	(5) (7) (8)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31	1,734	(16)	(17)	(5) (7) (8)
Rubrik, Inc.	Software	11.47%	S + 7.00%	08/17/28	10,877	10,797	10,877	(5) (7)
Rubrik, Inc.	Software	11.47%	S + 7.00%	08/17/28	1,520	1,430	1,440	(5) (7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software	9.30%	S + 5.00%	12/17/31	15,246	15,101	15,093	(5) (7)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	3,788	(18)	(38)	(5) (7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	1,894	(17)	(19)	(5) (7) (8)
Singlewire Software, LLC	Software	9.55%	S + 5.25%	05/10/29	6,733	6,582	6,666	(5) (7)
Singlewire Software, LLC	Software		S + 5.25%	05/10/29	1,251	(26)	(12)	(5) (7) (8)
Vamos Bidco, Inc. (dba VIP)	Software	9.05%	S + 4.75%	01/30/32	16,216	16,057	16,054	(5)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	6,757	(33)	(34)	(5) (8)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	2,027	(20)	(20)	(5) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.05%	S + 4.75%	06/02/31	14,193	14,063	14,051	(5) (7)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.05%	S + 4.75%	06/02/31	7,763	4,003	3,980	(5) (7) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 4.75%	05/31/30	1,815	(16)	(18)	(5) (7) (8)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.55%	S + 6.25%	09/29/27	5,678	5,591	5,635	(5) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.07%	S + 5.75%	10/07/30	6,571	6,433	6,407	(5) (7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.07%	S + 5.75%	10/07/30	5,197	3,587	3,553	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.80%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	21,381	21,104	20,098	(5) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.66%	S + 5.25%	12/31/29	2,490	616	498	(5) (7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.80%	S + 5.50%	12/31/29	1,496	157	78	(5) (7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.30%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	17,406	17,379	17,319	(5)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30	1,224	(1)	(6)	(5) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.55%	S + 5.25%	06/23/31	14,925	14,719	14,776	(5) (7)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.55%	S + 5.25%	06/23/31	8,331	6,179	6,198	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30	$1,667	$(22)	$(17)	(5) (7) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.75%	03/31/27	1,424	(10)	(11)	(5) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	10.19%	S + 5.75%	03/31/27	1,421	1,404	1,403	(5)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	10.19%	S + 5.75%	03/31/27	1,421	1,404	1,403	(5)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	10.19%	S + 5.75%	03/31/27	888	878	877	(5)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.75%	03/31/27	178	(2)	(2)	(5) (8)
Total 1st Lien/Senior Secured Debt						763,290	762,536
1st Lien/Last-Out Unitranche (11) - 11.1%
EDB Parent, LLC (dba Enterprise DB)	Software	11.06%	S + 6.75%	07/07/28	$6,169	$6,066	$6,046	(5) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	11.06%	S + 6.75%	07/07/28	2,401	2,018	1,970	(5) (7) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.57%	S + 6.25%	12/07/28	6,255	6,206	6,193	(5) (7)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.57%	S + 6.25%	12/07/28	3,745	2,716	2,707	(5) (7) (8)
K2 Towers III, LLC	Wireless Telecommunication Services	10.85%	S + 6.55%	12/06/28	10,000	9,208	9,186	(5) (7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.93%	S + 6.61%	12/22/28	3,203	3,175	3,171	(5) (7)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.93%	S + 6.61%	12/22/28	2,005	479	475	(5) (7) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.16%	S + 6.83%	02/01/29	6,285	6,234	6,222	(5) (7)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.16%	S + 6.83%	02/01/29	3,715	1,173	1,165	(5) (7) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.30%	S + 7.00%	08/24/28	6,222	6,158	6,160	(5) (7)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.42%	S + 7.00%	08/24/28	3,778	1,786	1,784	(5) (7) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	8.17%	S + 3.75%	08/31/28	6,668	5,695	5,700	(5) (7) (8)
Total 1st Lien/Last-Out Unitranche						50,914	50,779
Total United States						$814,204	$813,315
Total Debt Investments						$884,631	$884,499

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date(13)	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 1.4%
United States - 1.4%
Common Stock - 0.6%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	220	$220	$253	(5) (7) (12)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	1,733,153	1,733	1,491	(5) (7) (9) (12)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	400	400	629	(5) (7) (9) (12)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	2,700	270	235	(5) (7) (12)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	7,091,071	—	—	(7) (9) (12)
Total Common Stock				2,623	2,608
Preferred Stock - 0.8%
Whitewater Holding Company LLC	Diversified Consumer Services	10/02/24	221	$29	$32	(5) (7) (12)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	3,440,568	1,094	—	(7) (9) (12)
CloudBees, Inc.	Software	11/24/21	134,557	1,505	2,016	(5) (7) (12)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	1,237	1,206	1,703	(5) (7) (12)
Total Preferred Stock				3,834	3,751
Warrants - 0.0%
CloudBees, Inc.	Software	11/24/21	38,977	$216	$54	(5) (7) (12)
Total Warrants				216	54
Total United States				$6,673	$6,413
Total Equity Securities				6,673	6,413
Total Investments - 194.1%				$891,304	$890,912
Investments in Affiliated Money Market Fund - 0.9%
United States - 0.9%
Goldman Sachs Financial Square Government Fund - Institutional Shares			4,005,625	$4,006	$4,006	(14) (15)
Total Investments in Affiliated Money Market Fund				$4,006	$4,006
Total United States				$4,006	$4,006
Total Investments and Investments in Affiliated Money Market Fund - 195.0%				$895,310	$894,918

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), EURIBOR ("E"), SONIA ("SN"), NIBOR ("N"), CORRA ("C"), BBSW ("B") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of March 31, 2025, 1 month S was 4.32%, 3 month S was 4.29%, 6 month S was 4.19%, 3 month SN was 4.46%, 3 month C was 2.66%, 3 month N was 4.57%, 3 month E was 2.34%, 1 month B was 4.10% and P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2025.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Australian Dollars ("AUD"), Euros ("EUR"), Great British Pounds ("GBP"), Canadian Dollars ("CAD"), or Norwegian Kroner ("NOK").
(5)
Represents co-investments made in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.
(6)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, the aggregate fair value of these securities is $144,498 or 15.7% of the Company’s total assets.
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
(12)
Non-income producing security.
(13)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of March 31, 2025, the aggregate fair value of these securities is $6,413 or 1.4% of the Company's net assets. The initial acquisition dates have been included for such securities.
(14)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(15)
The annualized seven-day yield as of March 31, 2025 is 4.25%.

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
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Australian Dollars ("AUD"), Euros ("EUR"), Great British Pounds ("GBP"), Canadian Dollars ("CAD"), or Norwegian Kroner ("NOK").
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

Goldman Sachs Middle Market Lending Corp. II

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. ORGANIZATION

Goldman Sachs Middle Market Lending LLC II ("MMLC LLC II") was formed on February 21, 2020. Effective November 23, 2021, MMLC LLC II converted from a Delaware limited liability company to a Delaware corporation named Goldman Sachs Middle Market Lending Corp. II (the “Company”, which term refers to either Goldman Sachs Middle Market Lending Corp. II or Goldman Sachs Middle Market Lending Corp. II together with its consolidated subsidiary, as the context may require), which, by operation of law, is deemed for purposes of Delaware law the same entity as MMLC LLC II. The Company commenced operations on October 29, 2021. On November 23, 2021, the Company's initial investors (other than the Initial Member (as defined below)) funded the initial portion of their capital commitment to purchase shares of common stock, at which time the Initial Member's initial capital contribution to MMLC LLC II was cancelled. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act. In addition, the Company has elected to be treated as a regulated investment company (“RIC”), and the Company expects to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2021.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2025. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Certain prior period information has been reclassified or conformed to the current period presentation and has no effect on the Company’s financial position or the results of operations as previously reported.

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

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Prepayment premiums	$—	$5
Accelerated amortization of upfront loan origination fees and unamortized discounts	$119	$213

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024 the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent price sources. In the absence of quoted market prices, investments are measured at fair value as determined by the Investment Adviser, as the valuation designee (the "Valuation Designee") designated by the Board of Directors, pursuant to Rule 2a-5 under the Investment Company Act.

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

(3)
The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (the “VOG”), a team that is part of the controllers group of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. The VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee (the “Asset Management Private Investment Valuation and Side Pocket Working Group”), which is comprised of a number of representatives from different functions and areas of expertise related to GSAM’s business and controls who are independent of the investment decision making process;
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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the "Custodian"). As of March 31, 2025 and December 31, 2024, the Company held an aggregate cash balance of $15,675 and $15,673. Foreign currency of $3,188 and $2,814 (acquisition cost of $3,179 and $2,893) is included in cash as of March 31, 2025 and December 31, 2024.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders without reducing the Company's required distribution. The Company will accrue excise tax on estimated undistributed taxable income as required.

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

Segment Reporting

In accordance with ASC 280 – Segment reporting, the Company has determined that it operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in net assets from operations in the Company’s Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as "Total assets" and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

For the three months ended March 31, 2025 and 2024, Management Fees amounted to $1,656 and $941. As of March 31, 2025, $1,656 remained payable.

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

For the three months ended March 31, 2025 and 2024 Incentive Fees based on income amounted to $1,891 and $1,908. As of March 31, 2025, $1,891 remained payable.

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

For the three months ended March 31, 2025 and 2024, the Company accrued Incentive Fees based on capital gains under GAAP of $0 and $258, which were not realized.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s custodian (the "Custodian").

For the three months ended March 31, 2025 and 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $160 and $99. As of March 31, 2025, $160 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency agreement (the “Transfer Agency Agreement”), with GS & Co. pursuant to which GS & Co. serves as the Company’s transfer agent (the “Transfer Agent”), registrar and disbursing agent. The Company pays the Transfer Agent fees at an annual rate of 0.15% of the average of the NAV of the Company at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s NAV as of such quarter-end).

For the three months ended March 31, 2025 and 2024, the Company incurred expenses for services provided by the Transfer Agent of $171 and $98. As of March 31, 2025, $171 remained payable.

Affiliates

The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK, and Other Income
For the Three Months Ended March 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$9,506	$41,650	$(47,150)	$—	$—	$4,006	$65
ABC Investment Holdco Inc. (dba ABC Plumbing)	9,458	424	(17)	—	(252)	9,613	227
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	7,894	195	(2)	—	(713)	7,374	264
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	6,833	1,972	(507)	—	(20)	8,278	218
Total Non-Controlled Affiliates	$33,691	$44,241	$(47,676)	$—	$(985)	$29,271	$774
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$905	$483,485	$(474,884)	$—	$—	$9,506	$399
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	9,729	(247)	—	(24)	9,458	574
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	9,264	(3)	—	(1,367)	7,894	822
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	5,310	1,721	(191)	—	(7)	6,833	756
Total Non-Controlled Affiliates	$6,215	$504,199	$(475,325)	$—	$(1,398)	$33,691	$2,551

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of March 31, 2025 and December 31, 2024, there were $162 and $6, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$833,717	$833,720	$800,471	$800,578
1st Lien/Last-Out Unitranche	50,914	50,779	49,708	49,604
Preferred Stock	3,834	3,751	3,834	3,665
Common Stock	2,623	2,608	2,623	2,880
Warrants	216	54	216	49
Total investments	$891,304	$890,912	$856,852	$856,776

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	March 31, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	22.0%	42.7%	20.9%	40.0%
Financial Services	14.2	27.5	14.2	27.1
Diversified Consumer Services	7.9	15.4	8.3	15.8
Trading Companies & Distributors	7.7	15.0	7.4	14.1
IT Services	6.6	12.8	7.1	13.5
Commercial Services & Supplies	6.2	12.1	6.4	12.2
Wireless Telecommunication Services	5.2	10.1	4.9	9.3
Health Care Technology	4.1	7.9	4.1	7.9
Machinery	3.3	6.3	3.4	6.4
Professional Services	3.2	6.2	3.3	6.4
Health Care Providers & Services	2.7	5.2	2.8	5.4
Chemicals	2.5	4.9	2.6	5.0
Aerospace & Defense	2.1	4.1	1.9	3.7
Real Estate Mgmt. & Development	2.1	4.0	2.1	4.1
Specialty Retail	2.0	3.9	2.0	3.8
Construction & Engineering	1.3	2.6	1.4	2.6
Health Care Equipment & Supplies	1.3	2.6	1.4	2.6
Media	1.2	2.3	1.2	2.3
Insurance	1.2	2.3	1.2	2.3
Consumer Staples Distribution & Retail	1.0	1.9	1.0	2.0
Leisure Products	0.7	1.4	0.8	1.4
Textiles, Apparel & Luxury Goods	0.6	1.2	0.7	1.3
Distributors	0.5	0.9	0.5	1.0
Entertainment	0.4	0.8	0.4	0.8
Total	100.0%	194.1%	100.0%	191.0%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2025	December 31, 2024
United States	92.0%	91.9%
Canada	4.9	5.1
United Kingdom	3.1	3.0
Total	100.0%	100.0%

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

The following table presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 2 and Level 3 Instruments.

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

The following table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$759,602	Discounted cash flows	Discount Rate	7.6% - 14.6%	9.8%
	6,508	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	50,779	Discounted cash flows	Discount Rate	8.5% - 11.9%	10.6%
Equity
Preferred Stock	$1,735	Comparable multiples	EV/EBITDA(6)	13.0x - 21.0x	20.9x
	2,016	Comparable multiples	EV/Revenue	—	4.4x
Common Stock	2,608	Comparable multiples	EV/EBITDA(6)	9.5x - 13.5x	12.1x
Warrants	54	Comparable multiples	EV/Revenue	—	4.4x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$719,777	Discounted cash flows	Discount Rate	7.7% - 14.1%	10.1%
1st Lien/Last-Out Unitranche	49,604	Discounted cash flows	Discount Rate	8.8% - 12.2%	10.9%
Equity
Preferred Stock	$1,690	Comparable multiples	EV/EBITDA(6)	13.5x - 20.8x	20.7x
	1,975	Comparable multiples	EV/Revenue	—	4.2x
Common Stock	2,880	Comparable multiples	EV/EBITDA(6)	9.5x - 13.5x	12.2x
Warrants	49	Comparable multiples	EV/Revenue	—	4.2x

(1)
As of March 31, 2025, included within Level 3 assets of $860,285 is an amount of $36,983 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $810,381 or 94.9% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$30,627	$803,093	$833,720	$—	$29,595	$770,983	$800,578
1st Lien/Last-Out Unitranche	—	—	50,779	50,779	—	—	49,604	49,604
Preferred Stock	—	—	3,751	3,751	—	—	3,665	3,665
Common Stock	—	—	2,608	2,608	—	—	2,880	2,880
Warrants	—	—	54	54	—	—	49	49
Investments in Affiliated Money Market Fund	4,006	—	—	4,006	9,506	—	—	9,506
Total	$4,006	$30,627	$860,285	$894,918	$9,506	$29,595	$827,181	$866,282

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2025
1st Lien/Senior Secured Debt	$770,983	$43,262	$—	$(53)	$(11,823)	$724	$—	$—	$803,093	$(14)
1st Lien/Last-Out Unitranche	49,604	1,175	—	(32)	—	32	—	—	50,779	(32)
Preferred Stock	3,665	—	—	86	—	—	—	—	3,751	86
Common Stock	2,880	—	—	(272)	—	—	—	—	2,608	(272)
Warrants	49	—	—	5	—	—	—	—	54	5
Total assets	$827,181	$44,437	$—	$(266)	$(11,823)	$756	$—	$—	$860,285	$(227)
For the Three Months Ended March 31, 2024
1st Lien/Senior Secured Debt	$427,084	$66,633	$(1,426)	$4,433	$(19,791)	$596	$—	$—	$477,529	$2,644
1st Lien/Last-Out Unitranche	33,588	9,569	—	17	—	25	—	—	43,199	17
Preferred Stock	3,316	1,206	—	65	—	—	—	—	4,587	65
Common Stock	954	—	—	89	—	—	—	—	1,043	89
Warrants	28	—	—	1	—	—	—	—	29	1
Total assets	$464,970	$77,408	$(1,426)	$4,605	$(19,791)	$621	$—	$—	$526,387	$2,816

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2025 and December 31, 2024, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

On November 1, 2021, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 201% and 205%.

The Company’s outstanding debt was as follows:

	March 31, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
BoA Revolving Credit Facility(1)	$30,000	$30,000	$—	$30,000	$30,000	$—
Truist Revolving Credit Facility(2)	580,000	123,794	455,737	580,000	152,281	425,906
Total debt	$610,000	$153,794	$455,737	$610,000	$182,281	$425,906

(1)
Provides, under certain circumstances, a total borrowing capacity of $300,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2025, the Company had outstanding borrowings of $0. As of December 31, 2024, the Company had outstanding borrowings of $0.
(2)
Provides, under certain circumstances, a total borrowing capacity of $750,000. As of March 31, 2025, the Company had outstanding borrowings denominated in USD of $419,000, in GBP of GBP 14,915, in CAD of CAD 6,750, in EUR of EUR 3,440 and in AUD of AUD 14,500. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $390,000, in GBP of GBP 14,915, in CAD of CAD 6,750, in EUR of EUR 3,440 and in AUD of AUD 14,500.

The combined weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2025 and for the year ended December 31, 2024 were 6.50% and 7.30% respectively. The combined average debt of the aggregate borrowings outstanding for the three months ended March 31, 2025 and for the year ended December 31, 2024 was $444,120 and $345,517.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender, which has been amended and supplemented from time to time. Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the maximum principal amount of the BoA Revolving Credit Facility was $30,000 as of March 31, 2025. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is May 22, 2025, subject to one option to extend the stated maturity date to November 21, 2025, upon the satisfaction of certain customary conditions (including payment of an extension fee equal to 0.30% of the aggregate principal amount of loans and commitments extended).

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

The BoA Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of stockholders’ ownership interest in the shares. The BoA Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of March 31, 2025, the Company was in compliance with these covenants.

Costs of $1,686 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of March 31, 2025 and December 31, 2024, outstanding deferred financing costs were $38 and $96.

The following table presents the summary information of the BoA Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Borrowing interest expense	$—	$—
Facility fees	34	105
Amortization of financing costs	68	202
Total	$102	$307
Weighted average interest rate	—%	—%
Average outstanding balance	$—	$—

Truist Revolving Credit Facility

The Company entered into the Truist Revolving Credit Facility on February 28, 2023 with, among others, Truist Bank, as administrative agent, lead arranger, letter of credit issuer and lender, which has been amended and supplemented from time to time.

The Truist Revolving Credit Facility is a multicurrency facility, and as of March 31, 2025, total outstanding revolving commitments under the Truist Revolving Credit Facility were $555,000 and term loans under the Truist Revolving Credit Facility were $25,000 for an aggregate amount of $580,000. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total outstanding revolving commitments and term loans under the Truist Revolving Credit Facility to $750,000. Commitments under the Truist Revolving Credit Facility may be repaid and reborrowed until the end of the revolving availability period, which ends on May 30, 2028. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 30, 2029. Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company's election) of either (i) term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, or (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple RFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, respectively. With respect to borrowings denominated in USD, the Company may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

The Company’s obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum shareholders’ equity and (ii) maintaining an asset coverage ratio of at least 1.50 to 1. As of March 31, 2025, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility may be guaranteed by certain of the Company’s subsidiaries, including those that are formed or acquired by the Company in the future. The Truist Revolving Credit Facility also includes representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $6,535 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of March 31, 2025 and December 31, 2024, outstanding deferred financing costs were $4,856 and $5,143.

The following table presents the summary information of the Truist Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$7,117	$4,679
Facility fees	145	72
Amortization of financing costs	287	156
Total	$7,549	$4,907
Weighted average interest rate	6.50%	7.53%
Average outstanding balance	$444,120	$249,756

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$545,501	$95,608	82%	$545,501	$95,608	82%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of March 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	March 31, 2025	December 31, 2024
1st Lien/Senior Secured Debt
ABC Investment Holdco Inc. (dba ABC Plumbing)	$2,166	$2,581
Admiral Buyer, Inc. (dba Fidelity Payment Services)	1,214	1,019
AI Titan Parent, Inc. (dba Prometheus)	1,660	1,660
Airwavz Solutions, Inc.	1,602	—
AQ Sunshine, Inc. (dba Relation Insurance)	3,527	3,791
Arrow Buyer, Inc. (dba Archer Technologies)	487	486
Artifact Bidco, Inc. (dba Avetta)	7,389	7,389
ASM Buyer, Inc.	1,553	2,100
Aurora Acquireco, Inc. (dba AuditBoard)	10,000	10,000
Blast Bidco Inc. (dba Bazooka Candy Brands)	1,045	1,045
BSI3 Menu Buyer, Inc (dba Kydia)	249	249
Businessolver.com, Inc.	241	241
Charger Debt Merger Sub, LLC (dba Classic Collision)	5,521	6,553
Checkmate Finance Merger Sub, LLC	367	367
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	2,453	2,392
Circustrix Holdings, LLC (dba SkyZone)	146	146
Clearcourse Partnership Acquireco Finance Limited	3,865	3,746
Coding Solutions Acquisition, Inc. (dba CorroHealth)	501	501
Computer Services, Inc.	5,406	5,406
Coretrust Purchasing Group LLC	6,693	6,692
Crewline Buyer, Inc. (dba New Relic)	1,161	1,160
CST Buyer Company (dba Intoxalock)	638	638
Engage2Excel, Inc.	240	144
Formulations Parent Corporation (dba Chase Corp)	1,743	1,743
Frontgrade Technologies Holdings Inc.	1,981	1,981
Fullsteam Operations LLC	4,500	8,394
GovDelivery Holdings, LLC (dba Granicus, Inc.)	945	945
Governmentjobs.com, Inc. (dba NeoGov)	4,139	4,139
GPS Phoenix Buyer, Inc. (dba Guidepoint)	2,553	2,553
Harrington Industrial Plastics, LLC	1,514	1,514
HealthEdge Software, Inc.	1,182	1,182
Highfive Dental Holdco, LLC	463	463
iCIMS, Inc.	1,516	1,363
Intelligent Medical Objects, Inc.	400	388
iWave Information Systems, Inc.	4,380	4,380
Kene Acquisition, Inc. (dba Entrust)	3,359	3,359
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	78	112
Mandrake Bidco, Inc. (dba Miratech)	690	690
NAVEX TopCo, Inc.	810	810
NCWS Intermediate, Inc. (dba National Carwash Solutions)	3,170	3,470
NFM & J, L.P. (dba the Facilities Group)	271	349
Northstar Acquisition HoldCo, LLC (dba n2y)	1,906	1,906
Onyx CenterSource, Inc.	27	270
PDDS Holdco, Inc. (dba Planet DDS)	1,968	2,718
Precinmac, LP	2,781	2,791
Project Accelerate Parent, LLC (dba ABC Fitness)	1,250	1,250
Prophix Software Inc. (dba Pound Bidco)	2,636	2,838
PT Intermediate Holdings III, LLC (dba Parts Town)	1,224	1,224
QBS Parent, Inc. (dba Quorum Software)	8,555	1,433
Recochem, Inc	2,168	2,029
(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

	Unfunded Commitment Balances (1)
	March 31, 2025	December 31, 2024
Recorded Books Inc. (dba RBMedia)	$267	$749
Rocky Debt Merger Sub, LLC (dba NContracts)	6,070	6,070
Rubrik, Inc.	80	80
Runway Bidco, LLC (dba Redwood Software)	5,682	5,682
Singlewire Software, LLC	1,251	1,251
Sonar Acquisitionco, Inc. (dba SimPRO)	12,264	12,264
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	13,921	15,401
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	6,746	6,959
SpendMend, LLC	456	1,024
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	3,277	3,498
Superior Environmental Solutions	433	433
United Flow Technologies Intermediate Holdco II, LLC	3,717	9,183
US Signal Company, LLC	2,463	3,695
USA DeBusk, LLC	2,146	2,515
Valet Waste Holdings, Inc. (dba Valet Living)	2,976	2,898
Vamos Bidco, Inc. (dba VIP)	8,784	—
VASA Fitness Buyer, Inc.	628	628
VisionSafe Holdings, Inc.	443	443
WebPT, Inc.	83	131
Whitewater Holding Company LLC	6,487	270
Zarya Intermediate, LLC (dba iOFFICE)	938	938
Zeus Company, Inc.	2,923	2,923
DFS Holding Company, Inc.	—	564
Kaseya Inc.	—	523
Total 1st Lien/Senior Secured Debt	$196,368	$190,722
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$383	$586
EIP Consolidated, LLC (dba Everest Infrastructure)	1,000	1,000
K2 Towers III, LLC	714	714
Skyway Towers Intermediate LLC	1,510	1,640
Tarpon Towers II LLC	2,513	2,875
Thor FinanceCo LLC (dba Harmoni Towers)	1,956	2,289
Towerco IV Holdings, LLC	901	1,047
Total 1st Lien/Last-Out Unitranche	$8,977	$10,151
Total	$205,345	$200,873
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

8. NET ASSETS

Capital Drawdowns

The Company did not issue a capital drawdown during the three months ended March 31, 2025 and 2024.

Distributions

The following table reflects the distributions declared on the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2025
February 26, 2025	April 2, 2025	April 29, 2025	$0.54	(1)
For the Three Months Ended March 31, 2024
February 27, 2024	April 2, 2024	April 29, 2024	$0.52	(2)
(1)
$0.06 is considered capital gain distribution.
(2)
$0.05 is considered capital gain distribution.

9. EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net increase (decrease) in net assets from operations	$10,321	$10,275
Weighted average shares outstanding	23,959,371	13,921,733
Basic and diluted earnings (loss) per share	$0.43	$0.74

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
Per Share Data:(1)
NAV, beginning of period	$18.72	$18.37
Net investment income (loss)	0.48	0.47
Net realized and unrealized gains (losses)(2)	(0.05)	0.27
Net increase (decrease) in net assets from operations(2)	$0.43	$0.74
Total increase (decrease) in net assets	$0.43	$0.74
NAV, end of period	$19.15	$19.11
Shares outstanding, end of period	23,959,371	13,921,733
Weighted average shares outstanding	23,959,371	13,921,733
Total return based on NAV(3)	2.30%	4.03%
Supplemental Data/Ratio(4):
Net assets, end of period	$458,914	$266,043
Ratio of net expenses to average net assets	10.96%	13.79%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	2.43%	2.71%
Ratio of interest and other debt expenses to average net assets	6.84%	8.04%
Ratio of incentive fees to average net assets	1.69%	3.04%
Ratio of total expenses to average net assets	10.96%	13.79%
Ratio of net investment income to average net assets	10.19%	10.39%
Portfolio turnover	1%	4%

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

The Company filed an application for a new exemptive order from the SEC (the “New Relief”) that would supersede the Relief and permit the Company to co-invest with the Accounts, under a more streamlined co-investment process that contains fewer conditions than the Relief. The New Relief requires the majority of the Company’s independent directors to make the conclusions outlined previously (see Note 3 “Significant Agreements and Related Party Transactions—Co-Investment Activity”) in connection with co-investment transactions in a more limited set of circumstances than the Relief, while requiring the Board to maintain oversight of the Company’s participation in the co-investment program. On April 25, 2025, the SEC issued a notice to the Company relating to the New Relief, pursuant to which the New Relief will be granted at the expiration of the notice period on May 20, 2025, unless the SEC orders a hearing.

On May 7, 2025, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period beginning April 1, 2025 through June 30, 2025, which will be payable on or around July 29, 2025 to shareholders of record as of July 2, 2025.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through March 31, 2025, we originated approximately $1,307.77 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2024.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$833.72	$833.72	$800.47	$800.58
First Lien/Last-Out Unitranche	50.91	50.78	49.71	49.60
Preferred Stock	3.83	3.75	3.83	3.67
Common Stock	2.62	2.61	2.62	2.88
Warrants	0.22	0.05	0.22	0.05
Total investments	$891.30	$890.91	$856.85	$856.78

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.4%	10.5%	10.6%	10.6%
First Lien/Last-Out Unitranche(2)(3)	11.3%	11.4%	11.5%	11.6%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	10.4%	10.5%	10.6%	10.5%

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

As of March 31, 2025, the total portfolio weighted average yield measured at amortized cost and fair value was 10.4% and 10.5%, as compared to 10.6% and 10.5%, as of December 31, 2024.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2025		December 31, 2024
Number of portfolio companies	86		85
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.8	x	5.8	x
Weighted average interest coverage(3)	1.8	x	1.8	x
Median EBITDA(3)	$93.04 million		$92.35 million

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

As of March 31, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 20.8% and 20.4% of total debt investments at fair value.

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

	As of
	March 31, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$10.35	1.2%	$—	—%
Grade 2	874.05	98.1	856.78	100.0
Grade 3	6.51	0.7	—	—
Grade 4	—	—	—	—
Total Investments	$890.91	100.0%	$856.78	100.0%

The increase in investments with a Grade 1 investment performance rating was driven by an investment with an aggregate fair value of $10.35 million being upgraded to Grade 1 from a Grade 2 investment performance rating due to potential exits. The increase in investments with a Grade 3 investment performance rating was driven by an investment with an aggregate fair value of $6.51 million being downgraded to Grade 3 from a Grade 2 investment performance rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$891.30	100.0%	$856.85	100.0%
Non-accrual	—	—	—	—
Total Investments	$891.30	100.0%	$856.85	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$48.43	$131.36
First Lien/Last-Out Unitranche	—	9.90
Total	$48.43	$141.26
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$9.76	$10.49
Total	$9.76	$10.49
Net increase in portfolio	$38.67	$130.77
Number of new portfolio companies with new investment commitments	2	8
Total new investment commitment amount in new portfolio companies	$30.06	$100.85
Average new investment commitment amount in new portfolio companies	$15.03	$12.61
Number of existing portfolio companies with new investment commitments	5	8
Total new investment commitment amount in existing portfolio companies	$18.37	$40.41
Weighted average remaining term for new investment commitments (in years)(2)	5.8	5.9
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.5%	11.5%
Weighted average yield on new investment commitments(5)	9.5%	11.5%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.1%	11.1%
Weighted average yield on investments sold or repaid(7)	10.1%	11.1%

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
(4)
Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are on non-accrual status. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.
(5)
Computed based on (a) the annual actual interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual status and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.
(6)
Computed based on (a) the annual actual interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are on non-accrual status.
(7)
Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual status and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Total investment income	$23.66	$15.69
Total expenses	(12.26)	(9.14)
Net investment income (loss)	11.40	6.55
Net realized gain (loss) on investments	—	(1.43)
Net unrealized appreciation (depreciation) on investments	(0.32)	4.61
Net realized and unrealized gain (losses) on foreign currency translations	(0.76)	0.55
Net realized and unrealized gains (losses)	(1.08)	3.73
Net increase (decrease) in net assets from operations	$10.32	$10.28

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Interest income	$21.86	$14.54
Payment-in-kind income	1.37	0.84
Other income	0.36	0.25
Dividend income	0.07	0.06
Total investment income	$23.66	$15.69

Investment income for the three months ended March 31, 2025 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Interest and other debt expenses	$7.65	$5.21
Management fees	1.66	0.94
Incentive fees based on income	1.89	1.91
Incentive fees based on capital gains	—	0.26
Professional fees	0.19	0.29
Directors’ fees	0.17	0.17
Other general and administrative expenses	0.70	0.36
Total expenses	$12.26	$9.14

In the table above:

•
Interest and other debt expenses increased from $5.21 million for the three months ended March 31, 2024 to $7.65 million for the three months ended March 31, 2025. This was primarily due to an increase in the average aggregate daily borrowings from $249.76 million for the three months ended March 31, 2024 to $444.12 million for the three months ended March 31, 2025.
•
Management Fees increased from $0.94 million for the three months ended March 31, 2024 to $1.66 million for the three months ended March 31, 2025, primarily driven by an increase in the size of our portfolio.
•
Incentive Fees based on income decreased from $1.91 million for the three months ended March 31, 2024 to $1.89 million for the three months ended March 31, 2025, primarily driven by the performance of the investment portfolio. For additional information, see Note 3 "Significant Agreements and Related Party Transactions" in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The net realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(in millions)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	$—	$(1.43)
Net realized gain (loss)	$—	$(1.43)

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Unrealized appreciation	$1.89	$5.31
Unrealized depreciation	(2.21)	(0.70)
Net change in unrealized appreciation (depreciation) on investments	$(0.32)	$4.61

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended
March 31, 2025
($ in millions)
Portfolio Company:
Clearcourse Partnership Acquireco Finance Limited	$0.80
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	0.27
Formulations Parent Corporation (dba Chase Corp)	0.23
Northstar Acquisition HoldCo, LLC (dba n2y)	0.18
BSI3 Menu Buyer, Inc (dba Kydia)	0.12
MerchantWise Solutions, LLC (dba HungerRush)	(0.14)
Harrington Industrial Plastics, LLC	(0.19)
Valet Waste Holdings, Inc. (dba Valet Living)	(0.19)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	(0.24)
Other, net (1)	(0.45)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(0.71)
Total	$(0.32)
(1)
For the three months ended March 31, 2025, Other, net includes gross unrealized appreciation of $0.28 million and gross unrealized depreciation of $(0.73) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes our Revolving Credit Facilities) was 201% and 205%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$545.50	$95.61	82%	$545.50	$95.61	82%

We did not issue a capital drawdown for the three months ended March 31, 2025 and 2024.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which the Administrator has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay the Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2025:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility	$—	$—	$—	$—	$—
Truist Revolving Credit Facility(1)	$455.74	$—	$—	$455.74	$—

(1)
We may borrow amounts in U.S. Dollars ("USD") or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2025, the Company had outstanding borrowings denominated in USD of $419.00 million, in Great British Pounds ("GBP") of GBP 14.92 million, in Canadian Dollars ("CAD") of CAD 6.75 million, in Euros ("EUR") of EUR 3.44 million and in Australian Dollars ("AUD") of AUD 14.50 million.

BoA Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender, which has been amended and supplemented from time to time.

Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the maximum principal amount of the BoA Revolving Credit Facility was $30 million as of March 31, 2025. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility is May 22, 2025, subject to one option to extend the stated maturity date to November 21, 2025, upon the satisfaction of certain customary conditions (including payment of an extension fee equal to 0.30% of the aggregate principal amount of loans and commitments extended).

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

The Truist Revolving Credit Facility is a multicurrency facility, and as of March 31, 2025, total outstanding revolving commitments under the Truist Revolving Credit Facility were $555 million and term loans under the Truist Revolving Credit Facility were $25 million for an aggregate amount of $580 million. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750 million. Commitments under the Truist Revolving Credit Facility may be repaid and reborrowed until the end of the revolving availability period, which ends on May 30, 2028. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 30, 2029.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) Term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, or (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) Term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple RFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in GBP only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, respectively. With respect to borrowings denominated in USD, we may elect either Term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

For further details, see Note 6 “Debt – Truist Revolving Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	March 31, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$196.37	$190.72
First Lien/Last-Out Unitranche	8.98	10.15
Total	$205.35	$200.87

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimate should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

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

RECENT DEVELOPMENTS

We filed an application for a new exemptive order from the SEC (the “New Relief”) that would supersede the Relief and permit us to co-invest with the Accounts, under a more streamlined co-investment process that contains fewer conditions than the Relief. The New Relief requires the majority of our independent directors to make the conclusions outlined previously (see Note 3 “Significant Agreements and Related Party Transactions—Co-Investment Activity” in our consolidated financial statements included in this report) in connection with co-investment transactions in a more limited set of circumstances than the Relief, while requiring the Board to maintain oversight of our participation in the co-investment program. On April 25, 2025, the SEC issued a notice to us relating to the New Relief, pursuant to which the New Relief will be granted at the expiration of the notice period on May 20, 2025, unless the SEC orders a hearing.

On May 7, 2025, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period beginning April 1, 2025 through June 30, 2025, which will be payable on or around July 29, 2025 to shareholders of record as of July 2, 2025.

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

As of March 31, 2025 and December 31, 2024, on a fair value basis, 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the BoA Revolving Credit Facility and the Truist Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2025 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$21.66	$(12.50)	$9.16
Up 200 basis points	14.44	(8.33)	6.11
Up 100 basis points	7.22	(4.17)	3.05
Up 75 basis points	5.42	(3.12)	2.30
Up 50 basis points	3.61	(2.08)	1.53
Up 25 basis points	1.81	(1.04)	0.77
Down 25 basis points	(1.81)	1.04	(0.77)
Down 50 basis points	(3.61)	2.08	(1.53)
Down 75 basis points	(5.42)	3.12	(2.30)
Down 100 basis points	(7.22)	4.17	(3.05)
Down 200 basis points	(14.39)	8.33	(6.06)
Down 300 basis points	(21.53)	12.50	(9.03)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 4, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

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

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Date: May 13, 2025	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 13, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 13, 2025	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)