Form 10-Q
period 2025-06-30
Goldman Sachs Middle Market Lending Corp. II
filed 2025-08-12
CIK 1865174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 12, 2025 was 23,959,372.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2024, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report, because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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
•
the increased public scrutiny of and regulation related to corporate social responsibility;
•
the ability of the parties to consummate the proposed transaction that will result in us merging (the “Merger”) with and into Goldman Sachs Private Credit Corp. (“GSCR”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated July 11, 2025, among us, GSCR, and Goldman Sachs Asset Management, L.P., on the expected timeline, if at all;
•
the failure of our stockholders to approve the proposal submitted for their approval in connection with the Merger;
•
the ability to realize the anticipated benefits of the Merger;
•
the effects of disruption on our business from the Merger;

•
the combined company’s plans, expectations, objectives and intentions, as a result of the Merger;
•
any potential termination of the Merger Agreement or action of our stockholders with respect to any proposed transaction;
•
the pursuit by us of a liquidation or an alternative transaction upon the termination of the Merger Agreement;
•
the possibility that competing offers or acquisition proposals will be made;
•
the Merger Agreement’s limitation on our ability to pursue alternatives to the Merger;
•
the possibility that any or all of the various conditions to the consummation of the Merger may not be satisfied or waived;
•
risks related to diverting management’s attention from ongoing business operations;
•
any operational uncertainties and contractual restrictions while the Merger is pending; and
•
the risk that stockholder litigation in connection with the Merger may result in significant costs of defense and liability.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025 (Unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $852,792 and $831,560)	$856,846	$832,591
Non-controlled affiliated investments (cost of $29,224 and $25,292)	26,180	24,185
Total investments, at fair value (cost of $882,016 and $856,852)	$883,026	$856,776
Investments in affiliated money market fund (cost of $2,214 and $9,506)	2,214	9,506
Cash	18,047	15,673
Interest and dividends receivable	4,716	5,981
Deferred financing costs	4,598	5,239
Other assets	155	132
Total assets	$912,756	$893,307
Liabilities
Debt	$449,025	$425,906
Interest and other debt expenses payable	2,054	2,224
Management fees payable	1,679	1,606
Incentive fees based on income payable	2,040	2,223
Distribution payable	—	11,740
Accrued expenses and other liabilities	1,098	1,015
Total liabilities	$455,896	$444,714
Commitments and contingencies (Note 7)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized and no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 23,959,371 and 23,959,371 shares issued and outstanding as of June 30, 2025 and December 31, 2024)	24	24
Paid-in capital in excess of par	447,964	447,964
Distributable earnings (loss)	8,872	605
Total net assets	$456,860	$448,593
Total liabilities and net assets	$912,756	$893,307
Net asset value per share	$19.07	$18.72

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$22,088	$17,561	$43,412	$31,951
Payment-in-kind income	1,189	962	2,420	1,805
Other income	336	252	669	493
From non-controlled affiliated investments:
Interest income	617	452	1,155	602
Payment-in-kind income	99	103	238	103
Dividend income	67	102	132	162
Other income	31	29	63	32
Total investment income	$24,427	$19,461	$48,089	$35,148
Expenses:
Interest and other debt expenses	$7,753	$6,377	$15,404	$11,591
Management fees	1,679	1,197	3,336	2,138
Incentive fees based on income	2,040	1,637	3,931	3,545
Incentive fees based on capital gains	—	43	—	301
Professional fees	315	388	506	676
Directors’ fees	169	167	336	334
Other general and administrative expenses	917	418	1,622	782
Total expenses	$12,873	$10,227	$25,135	$19,367
Net investment income (loss)	$11,554	$9,234	$22,954	$15,781
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$—	$—	$(1,426)
Foreign currency transactions	97	48	77	49
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	2,354	209	3,023	4,663
Non-controlled affiliated investments	(952)	(97)	(1,937)	54
Foreign currency translations	(2,169)	124	(2,912)	672
Net realized and unrealized gains (losses)	$(670)	$284	$(1,749)	$4,012
Net increase (decrease) in net assets from operations	$10,884	$9,518	$21,205	$19,793
Weighted average shares outstanding	23,959,371	18,015,409	23,959,371	15,968,571
Basic and diluted net investment income (loss) per share	$0.48	$0.51	$0.96	$0.99
Basic and diluted earnings (loss) per share	$0.45	$0.53	$0.89	$1.24

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net assets at beginning of period	$458,914	$266,043	$448,593	$255,768
Increase (decrease) in net assets from operations:
Net investment income (loss)	$11,554	$9,234	$22,954	$15,781
Net realized gain (loss)	97	48	77	(1,377)
Net change in unrealized appreciation (depreciation)	(767)	236	(1,826)	5,389
Net increase (decrease) in net assets from operations	$10,884	$9,518	$21,205	$19,793
Distributions to stockholders from:
Distributable earnings	$(12,938)	$(7,192)	$(12,938)	$(7,192)
Total distributions to stockholders	$(12,938)	$(7,192)	$(12,938)	$(7,192)
Capital transactions:
Issuance of common shares	$—	$135,984	$—	$135,984
Net increase in net assets from capital transactions	$—	$135,984	$—	$135,984
Total increase (decrease) in net assets	$(2,054)	$138,310	$8,267	$148,585
Net assets at end of period	$456,860	$404,353	$456,860	$404,353
Distributions recorded per share	$0.54	$0.52	$0.54	$0.52

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Statements of Cash Flows

(in thousands, except shares and per share amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024

Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$21,205	$19,793
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(73,912)	(272,428)
Payment-in-kind interest capitalized	(2,690)	(1,879)
Investments in affiliated money market fund, net	7,292	905
Proceeds from sales of investments and principal repayments	53,300	7,789
Net realized (gain) loss on investments	—	1,426
Net change in unrealized (appreciation) depreciation on investments	(1,086)	(4,717)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(209)	2
Amortization of premium and accretion of discount, net	(1,861)	(1,145)
Amortization of deferred financing costs	690	657
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	1,265	(1,669)
(Increase) decrease in other assets	(23)	(119)
Increase (decrease) in interest and other debt expenses payable	(170)	350
Increase (decrease) in management fees payable	73	426
Increase (decrease) in incentive fees based on income payable	(183)	(1,515)
Increase (decrease) in incentive fees based on capital gains payable	—	301
Increase (decrease) in accrued expenses and other liabilities	83	80
Net cash provided by (used for) operating activities	$3,774	$(251,743)
Cash flows from financing activities:
Proceeds from issuance of common stock	$—	$135,984
Distributions paid	(24,678)	(12,065)
Financing costs paid	(50)	(3,148)
Borrowings on debt	74,119	219,503
Repayments of debt	(51,000)	(60,000)
Net cash provided by (used for) financing activities	$(1,609)	$280,274
Net increase (decrease) in cash	$2,165	$28,531
Effect of foreign exchange rate changes on cash and cash equivalents	209	(2)
Cash, beginning of period	15,673	8,543
Cash, end of period	$18,047	$37,072
Supplemental and non-cash activities
Interest expense paid	$14,398	$10,118
Exchange of investments	$—	$15,993

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2025

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 191.9%
Canada - 9.7%
1st Lien/Senior Secured Debt - 9.7%
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.74%	C + 5.75%	11/01/30	CAD 7,871	$5,584	$5,766	(5) (6) (7)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	10.03%	S + 5.75%	11/01/30	4,922	4,835	4,909	(5) (6) (7)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.74%	C + 5.75%	11/01/30	CAD 1,941	25	34	(5) (6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	10.03%	S + 5.75%	11/01/30	1,740	1,711	1,735	(5) (6) (7)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	0.00%	C + 5.75%	11/01/30	CAD 1,294	(14)	(2)	(5) (6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.83%	S + 6.00%	02/01/27	22,479	22,409	22,367	(5) (6) (7)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.83%	S + 6.00%	02/01/27	2,156	943	932	(5) (6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	12.50%	P + 5.00%	02/01/27	1,217	196	190	(5) (6) (7) (8)
iWave Information Systems, Inc.	Software	10.59%	S + 6.25%	11/23/28	8,690	8,550	8,560	(5) (6) (7)
iWave Information Systems, Inc.	Software	0.00%	S + 6.25%	11/23/28	4,380	(15)	(66)	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt						44,224	44,425
Total Canada						$44,224	$44,425
United Kingdom - 6.5%
1st Lien/Senior Secured Debt - 6.5%
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.25%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP 14,123	$16,996	$18,804	(5) (6) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.21%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP 11,329	10,230	10,977	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt						27,226	29,781
Total United Kingdom						$27,226	$29,781
United States - 175.7%
1st Lien/Senior Secured Debt - 164.1%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.32%	S + 5.00%	01/09/30	$7,579	$7,418	$7,466	(5) (6)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.32%	S + 5.00%	01/09/30	5,791	5,702	5,704	(5) (6)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.31%	S + 5.00%	01/09/30	2,586	2,562	2,548	(5) (6)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	0.00%	S + 5.00%	01/09/28	1,981	(26)	(30)	(5) (6) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense	9.82%	S + 5.50%	04/19/30	2,933	2,883	2,874	(5) (6)
VisionSafe Holdings, Inc.	Aerospace & Defense	0.00%	S + 5.50%	04/19/30	443	(7)	(9)	(5) (6) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29	4,727	4,638	4,703	(5) (6)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29	1,436	1,405	1,429	(5) (6)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29	722	295	304	(5) (6) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29	713	699	709	(5) (6)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29	238	233	236	(5) (6)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.53%	S + 5.25%	02/07/31	6,285	6,178	6,253	(5) (6)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.53%	S + 5.25%	02/07/31	2,808	265	277	(5) (6) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	0.00%	S + 5.25%	02/07/31	843	(14)	(4)	(5) (6) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.82%	S + 5.50% (Incl. 2.75% PIK)	08/22/31	12,954	12,637	12,792	(5) (6)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.32%	S + 5.00%	08/22/30	1,500	575	581	(5) (6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	0.00%	S + 5.50% (Incl. 2.75% PIK)	08/22/31	$750	$(6)	$(9)	(5) (6) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.53%	S + 5.25%	04/30/31	5,900	5,823	5,871	(5) (6)
USA DeBusk, LLC	Commercial Services & Supplies	9.57%	S + 5.25%	04/30/31	2,185	296	301	(5) (6) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.58%	S + 5.25%	04/30/30	820	345	351	(5) (6) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.33%	S + 6.00%	05/01/29	20,755	20,640	20,444	(5) (6)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.33%	S + 6.00%	05/01/29	2,201	1,157	1,136	(5) (6) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	0.00%	S + 6.00%	05/01/29	1,834	(10)	(27)	(5) (6) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.07%	S + 4.75%	10/24/30	14,151	3,224	3,160	(5) (6) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.41%	B + 4.75%	10/24/30	AUD 13,999	9,211	9,121	(5) (6) (7)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	0.00%	S + 4.75%	10/24/30	1,415	(13)	(14)	(5) (6) (7) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.30%	S + 6.00%	10/04/30	8,843	8,663	8,644	(5) (6)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	0.00%	S + 6.00%	10/05/29	1,045	(19)	(23)	(5) (6) (8)
DFS Holding Company, Inc.	Distributors	11.33%	S + 7.00%	01/31/29	4,070	3,988	3,907	(5) (6)
DFS Holding Company, Inc.	Distributors	11.33%	S + 7.00%	01/31/29	298	292	286	(5) (6)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.30%	S + 6.00%	04/26/29	6,714	6,606	6,546	(5) (6) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.29%	S + 6.00%	04/26/29	3,140	1,170	1,140	(5) (6) (8) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.30%	S + 6.00%	04/26/29	628	298	292	(5) (6) (8) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.30%	S + 5.00%	06/06/31	6,572	6,541	6,539	(5) (6)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.30%	S + 5.00%	06/06/31	1,313	230	241	(5) (6) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.32%	S + 5.00%	06/06/31	724	84	87	(5) (6) (8)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services	9.43%	S + 5.00%	11/01/28	6,596	6,365	6,563	(5) (6)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services	0.00%	S + 5.00%	11/01/28	638	(21)	(3)	(5) (6) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	0.00%	S + 5.00%	12/21/29	6,217	(59)	(62)	(5) (6) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	5,106	5,021	5,055	(5) (6)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	1,656	1,631	1,639	(5) (6)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	556	548	551	(5) (6)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	553	544	547	(5) (6)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	549	537	543	(5) (6)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	0.00%	S + 5.00%	12/21/29	270	(4)	(3)	(5) (6) (8)
Southeast Mechanical, LLC	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	15,341	3,593	3,611	(5) (6) (8) (9)
Southeast Mechanical, LLC	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	3,395	3,364	3,370	(5) (6) (9)
Southeast Mechanical, LLC	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	2,382	2,357	2,364	(5) (6) (9)
Southeast Mechanical, LLC	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	600	43	44	(5) (6) (8) (9)
Spotless Brands, LLC	Diversified Consumer Services	10.05%	S + 5.75%	07/25/28	10,430	10,213	10,430	(5) (6)
Spotless Brands, LLC	Diversified Consumer Services	10.05%	S + 5.75%	07/25/28	1,617	1,586	1,617	(5) (6)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.28%	S + 5.00%	05/01/31	10,536	10,444	10,430	(5) (6)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.29%	S + 5.00%	05/01/31	2,761	1,090	1,072	(5) (6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	0.00%	S + 5.00%	05/01/30	$1,615	$(13)	$(16)	(5) (6) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.93%	S + 7.50%	08/14/28	7,208	7,034	7,172	(5) (6)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.93%	S + 7.50%	08/14/28	1,257	812	831	(5) (6) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	0.00%	S + 7.50%	08/14/28	209	(5)	(1)	(5) (6) (8)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment	10.40%	S + 6.00%	12/31/27	3,547	3,512	3,503	(5) (6)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment	0.00%	S + 6.00%	12/31/27	367	(3)	(5)	(5) (6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	7,688	7,626	7,650	(5) (6)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	1,039	1,030	1,034	(5) (6)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	0.00%	S + 5.00%	12/06/29	1,019	(8)	(5)	(5) (6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.32%	S + 5.00%	12/06/29	335	330	334	(5) (6)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	0.00%	S + 5.00%	12/06/29	195	(1)	(1)	(5) (6) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.44%	S + 6.00%	01/25/28	6,228	6,174	6,166	(5) (6)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	0.00%	S + 6.00%	01/25/28	249	(2)	(2)	(5) (6) (8)
Computer Services, Inc.	Financial Services	9.58%	S + 5.25%	11/15/29	15,506	14,929	15,506	(5) (6)
Computer Services, Inc.	Financial Services	0.00%	S + 5.25%	11/15/29	5,406	(21)	—	(5) (6) (8)
Computer Services, Inc.	Financial Services	9.58%	S + 5.25%	11/15/29	3,681	3,652	3,681	(5) (6)
Coretrust Purchasing Group LLC	Financial Services	9.58%	S + 5.25%	10/01/29	18,046	17,628	17,911	(5) (6)
Coretrust Purchasing Group LLC	Financial Services	0.00%	S + 5.25%	10/01/29	4,760	(56)	(36)	(5) (6) (8)
Coretrust Purchasing Group LLC	Financial Services	0.00%	S + 5.25%	10/01/29	1,932	(36)	(14)	(5) (6) (8)
Fullsteam Operations LLC	Financial Services	12.73%	S + 8.25%	11/27/29	9,798	9,502	9,798	(5) (6)
Fullsteam Operations LLC	Financial Services	11.48%	S + 7.00%	11/27/29	7,221	4,371	4,352	(5) (6) (8)
Fullsteam Operations LLC	Financial Services	12.73%	S + 8.25%	11/27/29	3,083	2,999	3,083	(5) (6)
Fullsteam Operations LLC	Financial Services	11.48%	S + 7.00%	11/27/29	1,805	1,778	1,778	(5) (6)
Fullsteam Operations LLC	Financial Services	12.73%	S + 8.25%	11/27/29	1,370	1,333	1,370	(5) (6)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29	548	260	274	(5) (6) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.80%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	6,271	6,205	5,706	(5) (6)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.80%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	1,317	1,300	1,198	(5) (6)
Priority Holdings, LLC (dba Priority Payment)	Financial Services	9.08%	S + 4.75%	05/16/31	16,265	16,198	16,281	(5) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.57%	S + 5.25%	02/24/31	8,663	8,588	8,554	(5) (6)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	0.00%	S + 5.25%	02/24/31	1,250	(10)	(16)	(5) (6) (8)
Zeus Company LLC	Health Care Equipment & Supplies	9.80%	S + 5.50%	02/28/31	11,111	10,968	10,972	(5) (6)
Zeus Company LLC	Health Care Equipment & Supplies	9.80%	S + 5.50%	02/28/31	2,086	1,022	1,016	(5) (6) (8)
Zeus Company LLC	Health Care Equipment & Supplies	0.00%	S + 5.50%	02/28/30	1,566	(18)	(20)	(5) (6) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.33%	S + 5.00%	08/07/31	3,143	3,114	3,112	(5) (6)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	0.00%	S + 5.00%	08/07/31	356	(6)	(4)	(5) (6) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	0.00%	S + 5.00%	08/07/31	290	(4)	(3)	(5) (6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.18%	S + 6.75%	06/13/28	$4,082	$4,002	$4,010	(5) (6)
Highfive Dental Holdco, LLC	Health Care Providers & Services	0.00%	S + 6.75%	06/13/28	463	(8)	(8)	(5) (6) (8)
SpendMend Holdings LLC	Health Care Providers & Services	9.45%	S + 5.00%	03/01/28	3,385	3,355	3,368	(5) (6)
SpendMend Holdings LLC	Health Care Providers & Services	9.45%	S + 5.00%	03/01/28	932	923	927	(5) (6)
SpendMend Holdings LLC	Health Care Providers & Services	9.38%	S + 5.00%	03/01/28	456	72	74	(5) (6) (8)
Urology Management Holdings, Inc. (dba Solaris Health)	Health Care Providers & Services	9.80%	S + 5.50%	06/15/27	3,278	3,225	3,262	(5) (6)
Urology Management Holdings, Inc. (dba Solaris Health)	Health Care Providers & Services	9.80%	S + 5.50%	06/15/27	1,659	1,633	1,651	(5) (6)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.32%	S + 5.00% (Incl. 6.42% PIK)	03/18/27	7,736	7,650	5,918	(5) (6) (9)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.32%	S + 5.00% (Incl. 6.42% PIK)	03/18/27	911	916	920	(5) (6) (8) (9) (10)
Businessolver.com, Inc.	Health Care Technology	9.90%	S + 5.50%	12/01/27	2,108	2,098	2,092	(5) (6)
Businessolver.com, Inc.	Health Care Technology	9.90%	S + 5.50%	12/01/27	316	258	257	(5) (6) (8)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	9.36%	S + 5.00%	05/11/29	3,525	3,481	3,472	(5) (6)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	9.31%	S + 5.00%	05/11/29	470	464	463	(5) (6)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	0.00%	S + 5.00%	05/11/28	400	(4)	(6)	(5) (6) (8)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.58%	S + 4.25%	05/19/32	5,348	5,322	5,321	(5)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	0.00%	S + 4.25%	05/19/32	2,815	—	—	(5) (8)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	0.00%	S + 4.25%	05/19/32	1,126	(6)	(6)	(5) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	7,810	7,717	7,791	(5) (6)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	6,682	5,916	5,899	(5) (6) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	770	765	768	(5) (6)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	605	175	180	(5) (6) (8)
WebPT, Inc.	Health Care Technology	10.68%	S + 6.25%	01/18/28	3,247	3,223	3,101	(5) (6)
WebPT, Inc.	Health Care Technology	10.74%	S + 6.25%	01/18/28	278	240	230	(5) (6) (8)
WebPT, Inc.	Health Care Technology	10.66%	S + 6.25%	01/18/28	234	232	223	(5) (6)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/31	9,460	9,375	9,365	(5) (6)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/31	3,994	1,453	1,434	(5) (6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/30	741	231	230	(5) (6) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	9.58%	S + 5.25%	10/02/29	5,402	5,319	5,375	(5) (6)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	9.58%	S + 5.25%	10/02/29	1,908	1,882	1,899	(5) (6)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	0.00%	S + 5.25%	10/02/29	1,418	(10)	(7)	(5) (6) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	0.00%	S + 5.25%	10/02/29	1,135	(16)	(6)	(5) (6) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.80%	S + 4.50%	06/03/32	17,861	17,773	17,772	(5)
QBS Parent, Inc. (dba Quorum Software)	IT Services	0.00%	S + 4.50%	06/03/32	3,241	—	(16)	(5) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services	0.00%	S + 4.50%	11/07/31	1,433	(7)	(7)	(5) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services	0.00%	S + 4.50%	06/03/32	862	(4)	(4)	(5) (8)
US Signal Company, LLC	IT Services	9.92%	S + 5.50%	09/04/29	8,005	7,936	7,925	(5) (6)
US Signal Company, LLC	IT Services	0.00%	S + 5.50%	09/04/29	2,463	(21)	(25)	(5) (6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
US Signal Company, LLC	IT Services	9.90%	S + 5.50%	09/04/29	$1,232	$298	$296	(5) (6) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.83%	S + 6.50%	07/18/28	5,580	5,476	5,511	(5) (6)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.82%	S + 6.50%	07/18/28	722	709	713	(5) (6)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	0.00%	S + 6.50%	07/18/28	364	(6)	(5)	(5) (6) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	9.03%	S + 4.75%	08/20/31	4,052	4,015	4,001	(5) (6)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	0.00%	S + 4.75%	08/20/30	690	(6)	(9)	(5) (6) (8)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	9.08%	S + 4.75%	12/02/31	7,191	7,124	7,119	(5) (6)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	0.00%	S + 4.75%	12/02/31	1,860	(9)	(19)	(5) (6) (8)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	9.89%	S + 4.75%	12/02/31	930	29	28	(5) (6) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	9.05%	S + 4.75%	07/01/31	13,825	13,640	13,652	(5) (6) (7)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	9.04%	S + 4.75%	07/01/30	3,689	638	638	(5) (6) (7) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	9.08%	S + 4.75%	07/01/31	3,687	706	690	(5) (6) (7) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	6.73%	E + 4.75%	07/01/31	EUR 3,428	3,633	3,978	(5) (6) (7)
Recorded Books Inc. (dba RBMedia)	Media	10.08%	S + 5.75%	09/03/30	9,113	8,897	9,021	(5) (6)
Recorded Books Inc. (dba RBMedia)	Media	10.03%	S + 5.75%	09/03/30	1,069	1,051	1,059	(5) (6)
Recorded Books Inc. (dba RBMedia)	Media	0.00%	S + 5.75%	08/31/28	749	(15)	(7)	(5) (6) (8)
Engage2Excel, Inc.	Professional Services	10.72%	S + 6.50%	07/01/29	5,805	5,731	5,688	(5) (6)
Engage2Excel, Inc.	Professional Services	10.72%	S + 6.50%	07/01/29	479	234	230	(5) (6) (8)
iCIMS, Inc.	Professional Services	10.03%	S + 5.75%	08/18/28	19,241	19,063	18,375	(5) (6)
iCIMS, Inc.	Professional Services	10.03%	S + 5.75%	08/18/28	1,703	239	179	(5) (6) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.89%	S + 5.75%	11/30/27	1,975	1,956	1,965	(5) (6)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.09%	S + 5.75%	11/30/27	1,943	1,925	1,933	(5) (6)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	12.25%	P + 4.75%	11/30/27	349	76	77	(5) (6) (8)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.83%	S + 6.50%	07/01/27	9,434	9,313	9,340	(5) (6)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.83%	S + 6.50%	07/01/27	8,948	8,948	8,859	(5) (6)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	0.00%	S + 6.50%	07/01/27	938	—	(9)	(5) (6) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.83%	S + 4.50%	08/29/31	5,108	5,061	5,057	(5) (6)
AI Titan Parent, Inc. (dba Prometheus)	Software	0.00%	S + 4.50%	08/29/31	1,022	(5)	(10)	(5) (6) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	0.00%	S + 4.50%	08/29/31	638	(6)	(6)	(5) (6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.30%	S + 5.00%	07/01/30	2,898	2,841	2,883	(5) (6)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.30%	S + 5.00%	07/01/30	190	188	189	(5) (6)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.30%	S + 5.00%	07/01/30	184	180	183	(5) (6)
Artifact Bidco, Inc. (dba Avetta)	Software	8.55%	S + 4.25%	07/28/31	17,611	17,452	17,523	(5) (6)
Artifact Bidco, Inc. (dba Avetta)	Software	0.00%	S + 4.25%	07/28/31	4,310	(19)	(22)	(5) (6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software	0.00%	S + 4.25%	07/26/30	2,094	(18)	(10)	(5) (6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software	0.00%	S + 4.25%	07/26/30	985	(8)	(5)	(5) (6) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.05%	S + 4.75%	07/14/31	15,000	14,866	14,850	(5) (6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Aurora Acquireco, Inc. (dba AuditBoard)	Software	0.00%	S + 4.75%	07/14/31	$7,143	$(31)	$(71)	(5) (6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	0.00%	S + 4.75%	07/14/31	2,857	(25)	(29)	(5) (6) (7) (8)
CloudBees, Inc.	Software	11.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	3,571	3,502	3,571	(5) (6)
CloudBees, Inc.	Software	11.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	1,532	1,500	1,532	(5) (6)
Crewline Buyer, Inc. (dba New Relic)	Software	11.08%	S + 6.75%	11/08/30	11,141	10,910	11,030	(5) (6)
Crewline Buyer, Inc. (dba New Relic)	Software	0.00%	S + 6.75%	11/08/30	1,161	(22)	(12)	(5) (6) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.03%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	6,799	6,744	6,799	(5) (6)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.53%	S + 5.25% (Incl. 2.25% PIK)	01/17/31	1,007	997	997	(5) (6)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.75%	P + 4.25%	01/17/31	945	125	128	(5) (6) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.30%	S + 5.00%	12/01/28	19,474	19,349	19,376	(5) (6)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.29%	S + 5.00%	12/01/28	2,628	431	437	(5) (6) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	0.00%	S + 5.00%	12/01/28	1,512	(1)	(8)	(5) (6) (8)
NAVEX TopCo, Inc.	Software	9.57%	S + 5.50%	11/08/30	9,075	8,925	9,052	(6)
NAVEX TopCo, Inc.	Software	0.00%	S + 5.50%	11/09/28	810	(11)	(2)	(6) (8)
NC Topco, LLC (dba NContracts)	Software	8.83%	S + 4.50%	09/01/31	15,272	15,136	15,120	(5) (6)
NC Topco, LLC (dba NContracts)	Software	0.00%	S + 4.50%	09/01/31	4,336	(19)	(43)	(5) (6) (8)
NC Topco, LLC (dba NContracts)	Software	0.00%	S + 4.50%	09/01/31	1,734	(15)	(17)	(5) (6) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.84%	N + 4.50%	05/03/29	NOK 23,072	2,157	2,278	(5) (6) (7)
North Star Acquisitionco, LLC (dba Everway)	Software	0.00%	S + 4.50%	05/03/29	13,571	—	(68)	(5) (6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.80%	S + 4.50%	05/03/29	8,112	8,079	8,071	(5) (6) (7)
North Star Acquisitionco, LLC (dba Everway)	Software	8.80%	S + 4.50%	05/03/29	3,092	3,092	3,076	(5) (6) (7)
North Star Acquisitionco, LLC (dba Everway)	Software	8.90%	S + 4.50%	05/03/29	2,102	1,973	1,970	(5) (6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	0.00%	S + 4.50%	05/03/29	1,800	(7)	(9)	(5) (6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.80%	S + 4.50%	05/03/29	1,225	1,225	1,219	(5) (6) (7)
North Star Acquisitionco, LLC (dba Everway)	Software	8.72%	SN + 4.50%	05/03/29	GBP 1,114	1,421	1,522	(5) (6) (7)
North Star Acquisitionco, LLC (dba Everway)	Software	8.81%	S + 4.50%	05/03/29	704	205	202	(5) (6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.80%	S + 4.50%	05/03/29	283	283	282	(5) (6) (7)
Onyx CenterSource, Inc.	Software	9.70%	S + 5.25%	12/14/29	5,374	5,264	5,294	(5) (6)
Onyx CenterSource, Inc.	Software	9.70%	S + 5.25%	12/14/29	405	370	372	(5) (6) (8)
Runway Bidco, LLC (dba Redwood Software)	Software	9.30%	S + 5.00%	12/17/31	15,208	15,067	15,094	(5) (6)
Runway Bidco, LLC (dba Redwood Software)	Software	0.00%	S + 5.00%	12/17/31	3,788	(17)	(28)	(5) (6) (8)
Runway Bidco, LLC (dba Redwood Software)	Software	0.00%	S + 5.00%	12/17/31	1,894	(17)	(14)	(5) (6) (8)
Singlewire Software, LLC	Software	9.55%	S + 5.25%	05/10/29	6,712	6,571	6,645	(5) (6)
Singlewire Software, LLC	Software	0.00%	S + 5.25%	05/10/29	1,251	(24)	(12)	(5) (6) (8)
Vamos Bidco, Inc. (dba VIP)	Software	9.05%	S + 4.75%	01/30/32	16,216	16,061	16,054	(5) (6)
Vamos Bidco, Inc. (dba VIP)	Software	0.00%	S + 4.75%	01/30/32	6,757	(32)	(68)	(5) (6) (8)
Vamos Bidco, Inc. (dba VIP)	Software	0.00%	S + 4.75%	01/30/32	2,027	(19)	(20)	(5) (6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.30%	S + 5.00%	06/02/31	$14,157	$14,032	$14,157	(5) (6)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.30%	S + 5.00%	06/02/31	7,751	4,826	4,883	(5) (6) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	0.00%	S + 5.00%	05/31/30	1,815	(15)	—	(5) (6) (8)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.55%	S + 6.25%	09/29/27	5,663	5,584	5,592	(5) (6)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	10.08%	S + 5.75%	10/07/30	6,554	6,421	6,358	(5) (6)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	10.08%	S + 5.75%	10/07/30	5,187	3,581	3,518	(5) (6) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.80%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	21,502	21,238	20,158	(5) (6)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.55%	S + 5.25%	12/31/29	2,490	617	492	(5) (6) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.80%	S + 5.50%	12/31/29	1,497	159	75	(5) (6) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.30%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	17,483	17,457	17,220	(5) (6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	0.00%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	1,224	(1)	(18)	(5) (6) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.55%	S + 5.25%	06/23/31	14,888	14,688	14,701	(5) (6)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.57%	S + 5.25%	06/23/31	8,315	8,158	8,168	(5) (6) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	0.00%	S + 5.25%	06/21/30	1,667	(21)	(21)	(5) (6) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.70%	S + 5.25%	03/31/27	1,424	265	262	(5) (6) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.68%	S + 5.25%	03/31/27	1,421	1,406	1,407	(5) (6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.68%	S + 5.25%	03/31/27	1,421	1,406	1,407	(5) (6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.68%	S + 5.25%	03/31/27	888	879	879	(5) (6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	0.00%	S + 5.25%	03/31/27	178	(2)	(2)	(5) (6) (8)
Total 1st Lien/Senior Secured Debt						750,979	749,486
1st Lien/Last-Out Unitranche (11) - 11.6%
EDB Parent, LLC (dba Enterprise DB)	Software	11.08%	S + 6.75%	07/07/28	$6,169	$6,073	$6,077	(5) (6)
EDB Parent, LLC (dba Enterprise DB)	Software	11.08%	S + 6.75%	07/07/28	2,401	2,292	2,256	(5) (6) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.58%	S + 6.25%	12/07/28	6,255	6,209	6,224	(5) (6)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.58%	S + 6.25%	12/07/28	3,745	3,301	3,309	(5) (6) (8)
K2 Towers III, LLC	Wireless Telecommunication Services	10.85%	S + 6.55%	12/06/28	10,000	9,676	9,699	(5) (6) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.93%	S + 6.61%	12/22/28	3,203	3,177	3,187	(5) (6)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.93%	S + 6.61%	12/22/28	2,005	610	615	(5) (6) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.16%	S + 6.83%	02/01/29	6,285	6,236	6,254	(5) (6)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.16%	S + 6.83%	02/01/29	3,715	1,225	1,234	(5) (6) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.38%	S + 7.00%	08/24/28	6,222	6,162	6,191	(5) (6)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.37%	S + 7.00%	08/24/28	3,778	2,166	2,181	(5) (6) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	8.14%	S + 3.75%	08/31/28	6,668	5,787	5,820	(5) (6) (8)
Total 1st Lien/Last-Out Unitranche						52,914	53,047
Total United States						$803,893	$802,533
Total Debt Investments						$875,343	$876,739

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date(12)	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 1.4%
United States - 1.4%
Common Stock - 0.5%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	220	$220	$210	(5) (6) (13)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	1,733,153	1,733	1,352	(5) (6) (9) (13)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services	07/06/22	400	400	623	(5) (6) (9) (13)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	2,700	270	239	(5) (6) (13)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	7,091,071	—	—	(6) (9) (13)
Total Common Stock				2,623	2,424
Preferred Stock - 0.9%
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	10/02/24	221	$29	$34	(5) (6) (13)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	3,440,568	1,094	—	(6) (9) (13)
CloudBees, Inc.	Software	11/24/21	134,557	1,505	2,036	(5) (6) (13)
Lobos Parent, Inc. (dba NeoGov)	Software	12/02/21	1,237	1,206	1,747	(5) (6) (13)
Total Preferred Stock				3,834	3,817
Warrants - 0.0%
CloudBees, Inc.	Software	11/24/21	38,977	$216	$46	(5) (6) (13)
Total Warrants				216	46
Total United States				$6,673	$6,287
Total Equity Securities				6,673	6,287
Total Investments - 193.3%				$882,016	$883,026
Investments in Affiliated Money Market Fund - 0.5%
United States - 0.5%
Goldman Sachs Financial Square Government Fund - Institutional Shares			2,213,733	$2,214	$2,214	(14) (15)
Total Investments in Affiliated Money Market Fund				$2,214	$2,214
Total United States				$2,214	$2,214
Total Investments and Investments in Affiliated Money Market Fund - 193.8%				$884,230	$885,240

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp. II

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), EURIBOR ("E"), SONIA ("SN"), NIBOR ("N"), CORRA ("C"), BBSW ("B") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of June 30, 2025, 1 month S was 4.32%, 3 month S was 4.29%, 6 month S was 4.15%, 3 month SN was 4.22%, 3 month C was 2.68%, 3 month N was 4.25%, 3 month E was 1.94%, 1 month B was 3.61% and P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2025.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$” or “USD”) unless otherwise noted, Euros (“EUR”), Great British Pounds (“GBP”), Norwegian Kroner (“NOK”), Canadian Dollars (“CAD”) or Australian Dollars (“AUD”).
(5)
Represents co-investments made in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.
(6)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, the aggregate fair value of these securities is $155,005 or 17.0% of the Company’s total assets.
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
(12)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of June 30, 2025, the aggregate fair value of these securities is $6,287 or 1.4% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(13)
Non-income producing security.
(14)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(15)
The annualized seven-day yield as of June 30, 2025 is 4.21%.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2025. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Prepayment premiums	$165	$—	$165	$5
Accelerated amortization of upfront loan origination fees and unamortized discounts	$440	$29	$559	$242

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024 the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the "Custodian"). As of June 30, 2025 and December 31, 2024, the Company held an aggregate cash balance of $18,047 and $15,673. Foreign currency of $3,823 and $2,814 (acquisition cost of $3,693 and $2,893) is included in cash as of June 30, 2025 and December 31, 2024.

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

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense and any income tax penalties in expenses in the Consolidated Statements of Operations.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the revolving credit facility with Bank of America, N.A (as amended, restated, supplemented or otherwise modified from time to time, the “BoA Revolving Credit Facility”) and the revolving credit facility between the Company and Truist Bank (as amended, restated, supplemented or otherwise modified from time to time, the "Truist Revolving Credit Facility" and together with the BoA Revolving Credit Facility, the "Revolving Credit Facilities"). These costs were amortized using the straight-line method over the term of the BoA Revolving Credit Facility and are amortized using the straight-line method over the term of the Truist Revolving Credit Facility. Deferred financing costs related to the Revolving Credit Facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s consolidated financial statements.

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

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Management Agreement

The Company entered into an investment management agreement effective as of November 1, 2021 (the “Investment Management Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities. The Board approved the continuation of the Investment Management Agreement on August 6, 2025.

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

For the three and six months ended June 30, 2025, Management Fees amounted to $1,679 and $3,336. As of June 30, 2025, $1,679 remained payable. For the three and six months ended June 30, 2024, Management Fees amounted to $1,197 and $2,138.

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

For the three and six months ended June 30, 2025, Incentive Fees based on income amounted to $2,040 and $3,931. As of June 30, 2025, $2,040 remained payable. For the three and six months ended June 30, 2024, Incentive Fees based on income amounted to $1,637 and $3,545.

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

For the three and six months ended June 30, 2025, the Company accrued Incentive Fees based on capital gains under GAAP of $0 and $0. For the three and six months ended June 30, 2024, the Company accrued Incentive Fees based on capital gains under GAAP of $43 and $301, which were not realized.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s custodian (the "Custodian"). Administration and Custodian fees are included in the Consolidated Statements of Operations as Other general and administrative expenses.

For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $191 and $351. As of June 30, 2025, $168 remained payable. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $119 and $218.

Transfer Agent Fees

The Company has entered into a transfer agency agreement (the “Transfer Agency Agreement”), with GS & Co. pursuant to which GS & Co. serves as the Company’s transfer agent (the “Transfer Agent”), registrar and disbursing agent. The Company pays the Transfer Agent fees at an annual rate of 0.15% of the average of the NAV of the Company at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s NAV as of such quarter-end). Transfer Agent fees are included in the Consolidated Statements of Operations as Other general and administrative expenses.

For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $172 and $343. As of June 30, 2025, $172 remained payable. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $126 and $225.

Affiliates

The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK, and Other Income
For the Six Months Ended June 30, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$9,506	$98,953	$(106,245)	$—	$—	$2,214	$132
ABC Investment Holdco Inc. (dba ABC Plumbing)	9,458	484	(159)	—	(453)	9,330	457
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	7,894	403	(4)	—	(1,455)	6,838	535
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	6,833	3,730	(522)	—	(29)	10,012	464
Total Non-Controlled Affiliates	$33,691	$103,570	$(106,930)	$—	$(1,937)	$28,394	$1,588
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$905	$483,485	$(474,884)	$—	$—	$9,506	$399
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	9,729	(247)	—	(24)	9,458	574
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	9,264	(3)	—	(1,367)	7,894	822
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	5,310	1,721	(191)	—	(7)	6,833	756
Total Non-Controlled Affiliates	$6,215	$504,199	$(475,325)	$—	$(1,398)	$33,691	$2,551

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2025 and December 31, 2024, there were $0 and $6, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company and certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$822,429	$823,692	$800,471	$800,578
1st Lien/Last-Out Unitranche	52,914	53,047	49,708	49,604
Preferred Stock	3,834	3,817	3,834	3,665
Common Stock	2,623	2,424	2,623	2,880
Warrants	216	46	216	49
Total investments	$882,016	$883,026	$856,852	$856,776

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	June 30, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	21.6%	41.8%	20.9%	40.0%
Financial Services	14.5	28.0	14.2	27.1
Diversified Consumer Services	8.2	15.9	8.3	15.8
Trading Companies & Distributors	8.0	15.5	7.4	14.1
IT Services	7.1	13.8	7.1	13.5
Commercial Services & Supplies	6.3	12.1	6.4	12.2
Wireless Telecommunication Services	5.5	10.7	4.9	9.3
Machinery	3.4	6.6	3.4	6.4
Health Care Technology	3.4	6.5	4.1	7.9
Professional Services	3.2	6.2	3.3	6.4
Health Care Providers & Services	2.6	5.1	2.8	5.4
Specialty Retail	2.2	4.2	2.0	3.8
Aerospace & Defense	2.1	4.1	1.9	3.7
Real Estate Mgmt. & Development	2.1	4.0	2.1	4.1
Chemicals	1.4	2.7	2.6	5.0
Construction & Engineering	1.4	2.7	1.4	2.6
Health Care Equipment & Supplies	1.4	2.6	1.4	2.6
Insurance	1.3	2.4	1.2	2.3
Media	1.1	2.2	1.2	2.3
Consumer Staples Distribution & Retail	1.0	1.9	1.0	2.0
Leisure Products	0.7	1.4	0.8	1.4
Textiles, Apparel & Luxury Goods	0.6	1.2	0.7	1.3
Distributors	0.5	0.9	0.5	1.0
Entertainment	0.4	0.8	0.4	0.8
Total	100.0%	193.3%	100.0%	191.0%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2025	December 31, 2024
United States	91.6%	91.9%
Canada	5.0	5.1
United Kingdom	3.4	3.0
Total	100.0%	100.0%

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

The following table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1) (2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$778,433	Discounted cash flows	Discount Rate	7.9% - 14.9%	9.8%
	5,918	Comparable multiples	EV/EBITDA(6)	—	10.0x
1st Lien/Last-Out Unitranche	53,047	Discounted cash flows	Discount Rate	8.3% - 11.6%	10.4%
Equity
Preferred Stock	$1,781	Comparable multiples	EV/EBITDA(6)	13.0x - 21.0x	20.8x
	2,036	Comparable multiples	EV/Revenue	—	4.3x
Common Stock	2,424	Comparable multiples	EV/EBITDA(6)	9.5x - 13.5x	12.1x
Warrants	46	Comparable multiples	EV/Revenue	—	4.3x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$719,777	Discounted cash flows	Discount Rate	7.7% - 14.1%	10.1%
1st Lien/Last-Out Unitranche	49,604	Discounted cash flows	Discount Rate	8.8% - 12.2%	10.9%
Equity
Preferred Stock	$1,690	Comparable multiples	EV/EBITDA(6)	13.5x - 20.8x	20.7x
	1,975	Comparable multiples	EV/Revenue	—	4.2x
Common Stock	2,880	Comparable multiples	EV/EBITDA(6)	9.5x - 13.5x	12.2x
Warrants	49	Comparable multiples	EV/Revenue	—	4.2x

(1)
As of June 30, 2025, included within Level 3 assets of $866,745 is an amount of $23,060 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $831,480 or 96.6% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$16,281	$807,411	$823,692	$—	$29,595	$770,983	$800,578
1st Lien/Last-Out Unitranche	—	—	53,047	53,047	—	—	49,604	49,604
Preferred Stock	—	—	3,817	3,817	—	—	3,665	3,665
Common Stock	—	—	2,424	2,424	—	—	2,880	2,880
Warrants	—	—	46	46	—	—	49	49
Investments in Affiliated Money Market Fund	2,214	—	—	2,214	9,506	—	—	9,506
Total	$2,214	$16,281	$866,745	$885,240	$9,506	$29,595	$827,181	$866,282

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2025
1st Lien/Senior Secured Debt	$770,983	$73,106	$—	$1,165	$(53,130)	$1,788	$13,499	$—	$807,411	$1,266
1st Lien/Last-Out Unitranche	49,604	3,141	—	236	—	66	—	—	53,047	236
Preferred Stock	3,665	—	—	152	—	—	—	—	3,817	152
Common Stock	2,880	—	—	(456)	—	—	—	—	2,424	(456)
Warrants	49	—	—	(3)	—	—	—	—	46	(3)
Total assets	$827,181	$76,247	$—	$1,094	$(53,130)	$1,854	$13,499	$—	$866,745	$1,195
For the Six Months Ended June 30, 2024
1st Lien/Senior Secured Debt	$427,084	$258,607	$(1,426)	$4,728	$(23,669)	$1,090	$—	$—	$666,414	$2,934
1st Lien/Last-Out Unitranche	33,588	11,536	—	(12)	—	54	—	—	45,166	(11)
Preferred Stock	3,316	1,207	—	28	(113)	—	—	—	4,438	28
Common Stock	954	1,953	—	27	—	—	—	—	2,934	27
Warrants	28	—	—	7	—	—	—	—	35	7
Total assets	$464,970	$273,303	$(1,426)	$4,778	$(23,782)	$1,144	$—	$—	$718,987	$2,985

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2025 and December 31, 2024, approximates its carrying value because the BoA Revolving Credit Facility had and the Truist Revolving Credit Facility has variable interest based on selected short-term rates. See Note 6 “Debt”.

6. DEBT

On November 1, 2021, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 202% and 205%.

The Company’s outstanding debt was as follows:

	June 30, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
BoA Revolving Credit Facility(1)	$—	$—	$—	$30,000	$30,000	$—
Truist Revolving Credit Facility(2)	580,000	131,475	449,025	580,000	152,281	425,906
Total debt	$580,000	$131,475	$449,025	$610,000	$182,281	$425,906

(1)
Matured on May 22, 2025, on which date the Company did not have any outstanding borrowings under the facility and the facility was terminated pursuant to its terms. Provided, under certain circumstances, a total borrowing capacity of $300,000. As of December 31, 2024, the Company had outstanding borrowings of $0.
(2)
Provides, under certain circumstances, a total borrowing capacity of $750,000. As of June 30, 2025, the Company had outstanding borrowings denominated in USD of $410,000, in GBP of GBP 14,915, in CAD of CAD 6,750, in EUR of EUR 3,440 and in AUD of AUD 14,500. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $390,000, in GBP of GBP 14,915, in CAD of CAD 6,750, in EUR of EUR 3,440 and in AUD of AUD 14,500.

The combined weighted average interest rates of the aggregate borrowings outstanding for the six months ended June 30, 2025 and for the year ended December 31, 2024 were 6.48% and 7.30% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2025 and for the year ended December 31, 2024 was $447,206 and $345,517.

BoA Revolving Credit Facility

The Company entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender, as amended and supplemented from time to time. Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the BoA Revolving Credit Facility permitted the Company to borrow up to $30,000. The Borrowing Base was calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The BoA Revolving Credit Facility matured on May 22, 2025, on which date the Company did not have any outstanding borrowings under the facility and the facility was terminated pursuant to its terms.

Under the BoA Revolving Credit Facility, the Company had the ability to elect Daily Simple SOFR, Term SOFR, the applicable alternative currency rate, or the alternate base rate at the time of drawdown, and loans could be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the BoA Revolving Credit Facility was (A) the prevailing Daily Simple SOFR, Term SOFR for the applicable interest period or the applicable alternative currency rate, in each case, plus any applicable credit spread adjustment (which was zero for Daily Simple SOFR and 1-month Term SOFR), plus 2.85% per annum, or (B) an alternate base rate (the greatest of (i) the Prime Rate plus 1.85% per annum, (ii) the Federal Funds Rate plus 0.50% plus 1.85% per annum, and (iii) Term SOFR with a one-month tenor plus 1.00%).

The Company paid (x) a 0.35% annualized fee if the facility utilization was equal to or greater than 50% of the maximum commitment and (y) a 0.45% annualized fee if the facility utilization was less than 50% of the maximum commitment, in each case, on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility.

Costs of $1,686 were incurred in connection with obtaining and amending the BoA Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the BoA Revolving Credit Facility using the straight-line method. As of June 30, 2025 and December 31, 2024, outstanding deferred financing costs were $0 and $96.

The following table presents the summary information of the BoA Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Borrowing interest expense	$—	$584	$—	$584
Facility fees	19	75	53	180
Amortization of financing costs	38	135	106	337
Total	$57	$794	$159	$1,101
Weighted average interest rate	—%	8.42%	—%	8.42%
Average outstanding balance	$—	$27,868	$—	$13,934

Truist Revolving Credit Facility

The Company entered into the Truist Revolving Credit Facility on February 28, 2023 with, among others, Truist Bank, as administrative agent, lead arranger, letter of credit issuer and lender, which has been amended and supplemented from time to time.

The Truist Revolving Credit Facility is a multicurrency facility, and as of June 30, 2025, total outstanding revolving commitments under the Truist Revolving Credit Facility were $555,000 and term loans under the Truist Revolving Credit Facility were $25,000 for an aggregate amount of $580,000. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total outstanding revolving commitments and term loans under the Truist Revolving Credit Facility to $750,000. Commitments under the Truist Revolving Credit Facility may be repaid and reborrowed until the end of the revolving availability period, which ends on May 30, 2028. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 30, 2029. Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company's election) of either (i) term SOFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus an additional 0.10% credit adjustment spread, or (ii) an alternate base rate, which is the highest of (x) Prime Rate in effect on such day, (y) Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (z) term SOFR for an interest period of one (1) month plus 1.00%, plus a margin of either 1.00% or 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple RFR plus a margin of either 2.00% or 1.75% (subject to certain gross borrowing base conditions), plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.0326% credit adjustment spread or 0.1193% credit adjustment spread, for 1-month tenor and 3-months tenor borrowings, respectively. With respect to borrowings denominated in USD, the Company may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions.

The Company’s obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum shareholders’ equity and (ii) maintaining an asset coverage ratio of at least 1.50 to 1. As of June 30, 2025, the Company was in compliance with these covenants.

The Truist Revolving Credit Facility may be guaranteed by certain of the Company’s subsidiaries, including those that are formed or acquired by the Company in the future. The Truist Revolving Credit Facility also includes representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $6,574 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of June 30, 2025 and December 31, 2024, outstanding deferred financing costs were $4,598 and $5,143.

The following table presents the summary information of the Truist Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$7,257	$5,378	$14,374	$10,057
Facility fees	142	41	287	113
Amortization of financing costs	297	164	584	320
Total	$7,696	$5,583	$15,245	$10,490
Weighted average interest rate	6.46%	7.45%	6.48%	7.49%
Average outstanding balance	$450,259	$290,347	$447,206	$270,051

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$545,501	$95,608	82%	$545,501	$95,608	82%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances (1)
	June 30, 2025	December 31, 2024
1st Lien/Senior Secured Debt
ABC Investment Holdco Inc. (dba ABC Plumbing)	$2,242	$2,581
Admiral Buyer, Inc. (dba Fidelity Payment Services)	1,214	1,019
AI Titan Parent, Inc. (dba Prometheus)	1,660	1,660
Airwavz Solutions, Inc.	1,326	—
AQ Sunshine, Inc. (dba Relation Insurance)	3,024	3,791
Artifact Bidco, Inc. (dba Avetta)	7,389	7,389
Aurora Acquireco, Inc. (dba AuditBoard)	10,000	10,000
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	1,514	1,514
Blast Bidco Inc. (dba Bazooka Candy Brands)	1,045	1,045
BSI3 Menu Buyer, Inc (dba Kydia)	249	249
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	414	433
Businessolver.com, Inc.	57	241
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	367	367
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	1,699	2,392
Circustrix Holdings, LLC (dba SkyZone)	364	146
Clearcourse Partnership Acquireco Finance Limited	4,107	3,746
Coding Solutions Acquisition, Inc. (dba CorroHealth)	646	501
Computer Services, Inc.	5,406	5,406
Coretrust Purchasing Group LLC	6,692	6,692
Crewline Buyer, Inc. (dba New Relic)	1,161	1,160
CST Holding Company (dba Intoxalock)	638	638
Engage2Excel, Inc.	239	144
Frontgrade Technologies Holdings Inc.	1,981	1,981
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	6,487	270
Fullsteam Operations LLC	3,034	8,394
GovDelivery Holdings, LLC (dba Granicus, Inc.)	812	945
Governmentjobs.com, Inc. (dba NeoGov)	3,689	4,139
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	2,553	2,553
Highfive Dental Holdco, LLC	463	463
iCIMS, Inc.	1,448	1,363
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	400	388
iWave Information Systems, Inc.	4,380	4,380
Kene Acquisition, Inc. (dba Entrust)	3,359	3,359
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	1,650	2,100
Mandrake Bidco, Inc. (dba Miratech)	690	690
NAVEX TopCo, Inc.	810	810
NC Topco, LLC (dba NContracts)	6,070	6,070
NCWS Intermediate, Inc. (dba National Carwash Solutions)	3,171	3,470
NFM & J, L.P. (dba the Facilities Group)	271	349
North Star Acquisitionco, LLC (dba Everway)	15,992	1,906
Octane Purchaser, Inc. (dba Office Ally)	3,941	—
Onyx CenterSource, Inc.	27	270
Paris US Holdco, Inc. (dba Precinmac)	2,753	2,791
PDDS Holdco, Inc. (dba Planet DDS)	1,190	2,718
Project Accelerate Parent, LLC (dba ABC Fitness)	1,250	1,250
Prophix Software Inc. (dba Pound Bidco)	2,234	2,838
PT Intermediate Holdings III, LLC (dba Parts Town)	1,224	1,224
QBS Parent, Inc. (dba Quorum Software)	5,535	1,433
Recorded Books Inc. (dba RBMedia)	749	749
Rocket Bidco, Inc. (dba Recochem)	2,337	2,029
(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

	Unfunded Commitment Balances (1)
	June 30, 2025	December 31, 2024
Runway Bidco, LLC (dba Redwood Software)	$5,682	$5,682
Singlewire Software, LLC	1,251	1,251
Sonar Acquisitionco, Inc. (dba SimPRO)	12,264	12,264
Southeast Mechanical, LLC	12,167	15,401
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	5,956	6,959
SpendMend Holdings LLC	380	1,024
Summit Buyer, LLC (dba Classic Collision)	4,684	6,553
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	3,277	3,498
United Flow Technologies Intermediate Holdco II, LLC	1,710	9,183
US Signal Company, LLC	3,387	3,695
USA DeBusk, LLC	2,337	2,515
Valet Waste Holdings, Inc. (dba Valet Living)	2,866	2,898
Vamos Bidco, Inc. (dba VIP)	8,784	—
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	32	112
VASA Fitness Buyer, Inc.	628	628
VisionSafe Holdings, Inc.	443	443
WebPT, Inc.	36	131
Zarya HoldCo, Inc. (dba Eptura)	938	938
Zeus Company LLC	2,610	2,923
Arrow Buyer, Inc. (dba Archer Technologies)	—	486
Formulations Parent Corporation (dba Chase Corp)	—	1,743
HealthEdge Software, Inc.	—	1,182
Rubrik, Inc.	—	80
DFS Holding Company, Inc.	—	564
Kaseya Inc.	—	523
Total 1st Lien/Senior Secured Debt	$199,385	$190,722
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$109	$586
EIP Consolidated, LLC (dba Everest Infrastructure)	417	1,000
K2 Towers III, LLC	251	714
Skyway Towers Intermediate LLC	1,380	1,640
Tarpon Towers II LLC	2,462	2,875
Thor FinanceCo LLC (dba Harmoni Towers)	1,578	2,289
Towerco IV Holdings, LLC	814	1,047
Total 1st Lien/Last-Out Unitranche	$7,011	$10,151
Total	$206,396	$200,873
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

On June 6, 2025, the Company entered into an agreement with a financial advisor to provide advisory related services in connection with the Merger as defined and further described in Note 11 “Subsequent Events”. The Company is obligated to pay the financial advisor up to $2,500, a portion of which will become payable upon the completion of their services and the remainder of which is contingent upon the consummation of the Merger.

8. NET ASSETS

Capital Drawdowns

The Company did not issue a capital drawdown during the six months ended June 30, 2025. The following table summarizes the total shares issued and proceeds related to capital drawdowns during the six months ended June 30, 2024:

Share Issue Date	Shares Issued		Proceeds Received
For the Six Months Ended June 30, 2024
April 25, 2024	2,844,624	(1)	$54,408
May 20, 2024	4,330,519	(2)	81,576
Total capital drawdowns	7,175,143		$135,984

(1) Inclusive of 2,475 shares that were cancelled due to defaulted investors.

(2) Inclusive of 3,682 shares that were cancelled due to defaulted investors.

Distributions

The following table reflects the distributions declared on the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2025
February 26, 2025	April 2, 2025	April 29, 2025	$0.54	(1)
May 7, 2025	July 2, 2025	July 29, 2025	$0.46
For the Six Months Ended June 30, 2024
February 27, 2024	April 2, 2024	April 29, 2024	$0.52	(2)
May 1, 2024	July 2, 2024	July 29, 2024	$0.44
(1)
$0.06 is considered capital gain distribution.
(2)
$0.05 is considered capital gain distribution.

9. EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net increase (decrease) in net assets from operations	$10,884	$9,518	$21,205	$19,793
Weighted average shares outstanding	23,959,371	18,015,409	23,959,371	15,968,571
Basic and diluted earnings (loss) per share	$0.45	$0.53	$0.89	$1.24

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2024
Per Share Data:(1)
NAV, beginning of period	$18.72	$18.37
Net investment income (loss)	0.96	0.99
Net realized and unrealized gains (losses)(2)	(0.07)	0.33
Net increase (decrease) in net assets from operations(2)	$0.89	$1.32
Distributions recorded	(0.54)	(0.52)
Total increase (decrease) in net assets	$0.35	$0.80
NAV, end of period	$19.07	$19.17
Shares outstanding, end of period	23,959,371	21,096,876
Weighted average shares outstanding	23,959,371	15,968,571
Total return based on NAV(3)	4.75%	7.19%
Supplemental Data/Ratio(4):
Net assets, end of period	$456,860	$404,353
Ratio of net expenses to average net assets	11.12%	12.78%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	2.57%	2.61%
Ratio of interest and other debt expenses to average net assets	6.81%	7.71%
Ratio of incentive fees to average net assets	1.74%	2.46%
Ratio of total expenses to average net assets	11.12%	12.78%
Ratio of net investment income to average net assets	10.15%	10.59%
Portfolio turnover	6%	4%

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

Merger Agreement with Goldman Sachs Private Credit Corp.

On July 11, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Goldman Sachs Private Credit Corp., a Delaware corporation (“GSCR”), and GSAM. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), the Company will merge with and into GSCR, with GSCR continuing as the surviving company (the “Merger”). The Board of Directors and the board of directors of GSCR, including all of their respective independent directors, in each case, on the recommendation of a committee (such company’s “Special Committee”) comprised solely of certain, separate independent directors of the Company or GSCR, as applicable, have approved the Merger Agreement and the transactions contemplated by the Merger Agreement.

The Merger Agreement further provides that, at the Effective Time, each share of the Company’s common stock, $0.001 par value per share, issued and outstanding immediately prior to the Effective Time, except for shares, if any, owned by the Company, GSCR, or any of their respective consolidated subsidiaries and shares, if any, held by any person who is entitled to demand (and properly demands) appraisal of such shares, will be converted into the right to receive, in cash, the quotient of (i) the Closing MMLC II NAV (as defined below) divided by (ii) the number of shares of the Company’s common stock issued and outstanding immediately prior to the Effective Time (the “MMLC II Per Share Cash Amount”).

Under the Merger Agreement, as of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), GSAM, on behalf of the Company, will deliver to GSCR GSAM’s calculation of the Company’s NAV as of such date (such calculation, the “Closing MMLC II NAV”), which calculation shall be approved by the Board of Directors, including the Company’s Special Committee. GSAM will calculate NAV using the policies, assumptions, methodologies and adjustments approved by the Board of Directors for valuing the securities and other assets of the Company under Rule 2a-5 of the Investment Company Act. The parties have agreed to calculate the MMLC II Per Share Cash Amount based on such calculations.

Consummation of the Merger is subject to conditions in the Merger Agreement, including among other things (1) requisite approval of the Company’s stockholders, (2) the absence of certain legal impediments to the consummation of the Merger or pending litigation by any governmental entity challenging or seeking to enjoin, restrain or make illegal the Merger or the other transactions contemplated by the Merger Agreement, (3) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (4) the absence of a MMLC II Material Adverse Effect (as defined in the Merger Agreement) and (5) required regulatory approvals.

The Merger Agreement also contains termination rights in favor of the Company and GSCR, including among other things: (i) if the Merger is not completed on or before March 24, 2026, or (ii) if the requisite approval of the Company’s stockholders is not obtained.

The description above is only a summary of the material provisions of the Merger Agreement and is qualified in its entirety by reference to a copy of the Merger Agreement, which was filed as Exhibit 2.1 to the Company’s current report on Form 8-K, dated July 11, 2025, the terms of which are incorporated herein by reference. In connection with the Merger, the Company has filed a proxy statement with the SEC.

Distribution

On August 6, 2025, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period beginning July 1, 2025 through September 30, 2025, which will be payable before or around October 29, 2025 to shareholders of record as of October 2, 2025.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2021. From our commencement of investment operations on October 29, 2021 through June 30, 2025, we originated approximately $1,336.70 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Our revolving credit agreement with Truist Bank, as administrative agent (as amended, restated, supplemented or otherwise modified from time to time, the "Truist Revolving Credit Facility"), allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$822.43	$823.69	$800.47	$800.58
First Lien/Last-Out Unitranche	52.92	53.05	49.71	49.60
Preferred Stock	3.83	3.82	3.83	3.67
Common Stock	2.62	2.42	2.62	2.88
Warrants	0.22	0.05	0.22	0.05
Total investments	$882.02	$883.03	$856.85	$856.78

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.3%	10.5%	10.6%	10.6%
First Lien/Last-Out Unitranche(2)(3)	11.3%	11.2%	11.5%	11.6%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	10.3%	10.4%	10.6%	10.5%

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

As of June 30, 2025, the total portfolio weighted average yield measured at amortized cost and fair value was 10.3% and 10.4%, as compared to 10.6% and 10.5%, as of December 31, 2024.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2025		December 31, 2024
Number of portfolio companies	84		85
Percentage of performing debt bearing a floating rate(1)		100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.7	x	5.8	x
Weighted average interest coverage(3)	1.9	x	1.8	x
Median EBITDA(3)	$95.68 million		$92.35 million

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

As of June 30, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 20.1% and 20.4% of total debt investments at fair value.

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

	As of
	June 30, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	877.11	99.3	856.78	100.0
Grade 3	5.92	0.7	—	—
Grade 4	—	—	—	—
Total Investments	$883.03	100.0%	$856.78	100.0%

The increase in investments with a Grade 3 investment performance rating was driven by an investment with an aggregate fair value of $5.92 million being downgraded to Grade 3 from a Grade 2 investment performance rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$882.02	100.0%	$856.85	100.0%
Non-accrual	—	—	—	—
Total Investments	$882.02	100.0%	$856.85	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	June 30, 2025	June 30, 2024
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$28.93	$247.83
Common Stock	—	1.95
Total	$28.93	$249.78
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$36.93	$1.34
Total	$36.93	$1.34
Net increase in portfolio	$(8.00)	$248.44
Number of new portfolio companies with new investment commitments	1	14
Total new investment commitment amount in new portfolio companies	$9.26	$203.20
Average new investment commitment amount in new portfolio companies	$9.26	$14.51
Number of existing portfolio companies with new investment commitments	3	9
Total new investment commitment amount in existing portfolio companies	$19.67	$46.58
Weighted average remaining term for new investment commitments (in years)(2)	4.8	5.8
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	8.8%	11.0%
Weighted average yield on new investment commitments(5)	8.8%	10.9%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.2%	11.5%
Weighted average yield on investments sold or repaid(7)	10.2%	11.5%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Total investment income	$24.43	$19.46	$48.09	$35.15
Total expenses	(12.87)	(10.23)	(25.14)	(19.37)
Net investment income (loss)	11.56	9.23	22.95	15.78
Net realized gain (loss) on investments	—	—	—	(1.43)
Net unrealized appreciation (depreciation) on investments	1.40	0.11	1.09	4.72
Net realized and unrealized gain (losses) on foreign currency translations	(2.07)	0.17	(2.84)	0.72
Net realized and unrealized gains (losses)	(0.67)	0.28	(1.75)	4.01
Net increase (decrease) in net assets from operations	$10.89	$9.51	$21.20	$19.79

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Interest income	$22.70	$18.01	$44.57	$32.55
Payment-in-kind income	1.29	1.07	2.66	1.91
Other income	0.37	0.28	0.73	0.53
Dividend income	0.07	0.10	0.13	0.16
Total investment income	$24.43	$19.46	$48.09	$35.15

Interest income increased from $18.01 million and $32.55 million for the three and six months ended June 30, 2024 to $22.70 million and $44.57 million for the three and six months ended June 30, 2025. This was primarily driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Interest and other debt expenses	$7.75	$6.38	$15.40	$11.59
Management fees	1.68	1.20	3.34	2.14
Incentive fees based on income	2.04	1.64	3.93	3.55
Incentive fees based on capital gains	—	0.04	—	0.30
Professional fees	0.31	0.39	0.51	0.68
Directors’ fees	0.17	0.16	0.34	0.33
Other general and administrative expenses	0.92	0.42	1.62	0.78
Total expenses	$12.87	$10.23	$25.14	$19.37

In the table above:

•
Interest and other debt expenses increased from $6.38 million and $11.59 million for the three and six months ended June 30, 2024 to $7.75 million and $15.40 million for the three and six months ended June 30, 2025. This was primarily due to an increase in the average aggregate daily borrowings from $318.2 million and $284.0 million for the three and six months ended June 30, 2024 to $450.3 million and $447.2 million for the three and six months ended June 30, 2025.
•
Management Fees increased from $1.20 million and $2.14 million for the three and six months ended June 30, 2024 to $1.68 million and $3.34 million for the three and six months ended June 30, 2025, primarily driven by an increase in the size of our portfolio.
•
Incentive Fees based on income increased from $1.64 million and $3.55 million for the three and six months ended June 30, 2024 to $2.04 million and $3.93 million for the three and six months ended June 30, 2025, primarily driven by the performance of the investment portfolio. For additional information, see Note 3 "Significant Agreements and Related Party Transactions" in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The net realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in millions)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	$—	$—	$—	$(1.43)
Net realized gain (loss)	$—	$—	$—	$(1.43)

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Unrealized appreciation	$4.05	$0.94	$5.54	$5.83
Unrealized depreciation	(2.65)	(0.83)	(4.45)	(1.11)
Net change in unrealized appreciation (depreciation) on investments	$1.40	$0.11	$1.09	$4.72

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2025
	($ in millions)
Portfolio Company:
Clearcourse Partnership Acquireco Finance Limited	$1.69	$2.49
Sonar Acquisitionco, Inc. (dba SimPRO)	0.45	0.46
Rocket Bidco, Inc. (dba Recochem)	0.27	0.26
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	0.25	0.52
Summit Buyer, LLC (dba Classic Collision)	0.23	0.24
North Star Acquisitionco, LLC (dba Everway)	0.06	0.23
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	(0.07)	(0.25)
Other, net (1)	(0.08)	(0.72)
Blast Bidco Inc. (dba Bazooka Candy Brands)	(0.13)	(0.14)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	(0.14)	(0.38)
PT Intermediate Holdings III, LLC (dba Parts Town)	(0.19)	(0.19)
Formulations Parent Corporation (dba Chase Corp)	(0.20)	0.03
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	(0.74)	(1.46)
Total	$1.40	$1.09
(1)
For the three and six months ended June 30, 2025, Other, net includes gross unrealized appreciation of $1.10 million and $1.32 million and gross unrealized depreciation of $(1.18) million and $(2.04) million.

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
	($ in millions)
Portfolio Company:
Recochem, Inc	$0.14	$0.09
Harrington Industrial Plastics, LLC	0.11	0.07
CST Buyer Company (dba Intoxalock)	0.10	0.13
Other, net (1)	0.09	2.36
Coding Solutions Acquisition, Inc.	0.09	0.33
Ncontracts, LLC	0.08	0.24
Trader Corporation	(0.02)	(0.17)
Coretrust Purchasing Group LLC	(0.04)	0.16
PT Intermediate Holdings III, LLC (dba Parts Town)	(0.06)	(0.06)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	(0.10)	1.86
MerchantWise Solutions, LLC (dba HungerRush)	(0.28)	(0.29)
Total	$0.11	$4.72

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to the Truist Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Truist Revolving Credit Facility and included, until May 22, 2025, our revolving credit facility with Bank of America, N.A., as administrative agent (as amended, restated, supplemented or otherwise modified from time to time, the “BoA Revolving Credit Facility”)) was 202% and 205%. See “—BoA Revolving Credit Facility.” We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$545.50	$95.61	82%	$545.50	$95.61	82%

The Company did not issue a capital drawdown during the six months ended June 30, 2025. The following table summarizes the total shares issued and proceeds related to capital drawdowns during the six months ended June 30, 2024:

Share Issue Date	Shares Issued		Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2024
April 25, 2024	2,844,624	(1)	$54.41
May 20, 2024	4,330,519	(2)	81.57
Total capital drawdowns	7,175,143		$135.98

(1) Inclusive of 2,475 shares that were cancelled due to defaulted investors.

(2) Inclusive of 3,682 shares that were cancelled due to defaulted investors.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which the Administrator has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay the Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2025:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
BoA Revolving Credit Facility	$—	$—	$—	$—	$—
Truist Revolving Credit Facility(1)	$449.03	$—	$—	$449.03	$—

(1)
We may borrow amounts in U.S. Dollars ("USD") or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2025, the Company had outstanding borrowings denominated in USD of $410.00 million, in Great British Pounds ("GBP") of GBP 14.92 million, in Canadian Dollars ("CAD") of CAD 6.75 million, in Euros ("EUR") of EUR 3.44 million and in Australian Dollars ("AUD") of AUD 14.50 million.

BoA Revolving Credit Facility

We entered into the BoA Revolving Credit Facility on November 26, 2021 with Bank of America, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender, as amended and supplemented from time to time.

Subject to availability under the “Borrowing Base” (as defined by the BoA Revolving Credit Facility), the BoA Revolving Credit Facility permitted us to borrow $30 million. The Borrowing Base was calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the BoA Revolving Credit Facility was May 22, 2025, on which date we did not have any outstanding borrowings under the facility and the facility was terminated pursuant to its terms.

Under the BoA Revolving Credit Facility, we had the ability to elect Daily Simple SOFR, Term SOFR, the applicable alternative currency rate, or the alternate base rate at the time of drawdown, and loans could be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the BoA Revolving Credit Facility were (A) the prevailing Daily Simple SOFR, Term SOFR for the applicable interest period or the applicable alternative currency rate, in each case, plus any applicable credit spread adjustment (which was zero for Daily Simple SOFR and 1-month Term SOFR), plus 2.85% per annum, or (B) an alternate base rate (the greatest of (i) the Prime Rate plus 1.85% per annum, (ii) the Federal Funds Rate plus 0.50% plus 1.85% per annum, and (iii) Term SOFR with a one-month tenor plus 1.00%). We paid (x) a 0.35% annualized fee if the facility utilization was equal to or greater than 50% of the maximum commitment and (y) a 0.45% annualized fee if the facility utilization was less than 50% of the maximum commitment, in each case, on a quarterly basis on committed but undrawn amounts under the BoA Revolving Credit Facility.

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

The Truist Revolving Credit Facility is a multicurrency facility, and as of June 30, 2025, total outstanding revolving commitments under the Truist Revolving Credit Facility were $555 million and term loans under the Truist Revolving Credit Facility were $25 million for an aggregate amount of $580 million. The Truist Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Truist Revolving Credit Facility to $750 million. Commitments under the Truist Revolving Credit Facility may be repaid and reborrowed until the end of the revolving availability period, which ends on May 30, 2028. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 30, 2029.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of	As of
	June 30, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$199.39	$190.72
First Lien/Last-Out Unitranche	7.01	10.15
Total	$206.40	$200.87

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimate should be read in connection with our risk factors listed under “Risk Factors” in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2024.

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

RECENT DEVELOPMENTS

Resignation and Appointment of Officers

On July 15, 2025, Alex Chi notified us of his intention to resign from his position as Co-Chief Executive Officer and Co-President. Mr. Chi ceased serving as the principal executive officer, Co-Chief Executive Officer and Co-President, effective on August 7, 2025. Mr. Chi’s resignation was not the result of any disagreement with us.

On July 18, 2025, our Board of Directors appointed Vivek Bantwal, age 48, as Co-Chief Executive Officer, effective on August 7, 2025. Mr. Bantwal was also appointed as the co-principal executive officer, succeeding Mr. Chi. Mr. Bantwal was also appointed as Co-Chief Executive Officer of Goldman Sachs BDC, Inc. (“GSBD”), Silver Capital Holdings LLC (“SCH”), Goldman Sachs Private Middle Market Credit II LLC (“PMMC II”), Phillip Street Middle Market Lending Fund LLC (“PSLF”), Goldman Sachs Private Credit Corp. (“GSCR”) and West Bay BDC LLC (“West Bay”).

Effective on August 7, 2025, David Miller ceased serving as our Co-President and Co-President of GSBD, SCH, PMMC II, PSLF, GSCR and West Bay. Mr. Miller will continue serving in his role as our Co-Chief Executive Officer and Co-Chief Executive Officer of GSBD, SCH, PMMC II, PSLF, GSCR and West Bay.

On July 18, 2025, our Board of Directors appointed Tucker Greene, age 50, as our President, effective on August 7, 2025. Mr. Greene will serve as our President, succeeding Mr. Chi and Mr. Miller. Mr. Greene was also appointed as President of GSBD, SCH, PMMC II, PSLF, GSCR and West Bay. Mr. Greene will also continue serving in his role as our Chief Operating Officer and the Chief Operating Officer of each of GSBD, SCH, PMMC II, PSLF, GSCR and West Bay.

As of the date of this report, the Private Credit Investment Committee consists of the following members: Rich Friedman, James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, David Miller, Greg Watts, Nicole Agnew and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups.

Merger Agreement with Goldman Sachs Private Credit Corp.

On July 11, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GSCR, and GSAM. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), we will merge with and into GSCR, with GSCR continuing as the surviving company (the “Merger”). The Board of Directors and the board of directors of GSCR, including all of their respective independent directors, in each case, on the recommendation of a committee (such company’s “Special Committee”) comprised solely of certain, separate independent directors of us or GSCR, as applicable, have approved the Merger Agreement and the transactions contemplated by the Merger Agreement.

The Merger Agreement further provides that, at the Effective Time, each share of our common stock, $0.001 par value per share issued and outstanding immediately prior to the Effective Time, except for shares, if any, owned by us, GSCR, or any of our or GSCR’s respective consolidated subsidiaries and shares, if any, held by any person who is entitled to demand (and properly demands) appraisal of such shares, will be converted into the right to receive, in cash, the quotient of (i) the Closing MMLC II NAV (as defined below) divided by (ii) the number of shares of our common stock issued and outstanding immediately prior to the Effective Time (the “MMLC II Per Share Cash Amount”).

Under the Merger Agreement, as of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), GSAM, on our behalf, will deliver to GSCR GSAM’s calculation of our NAV as of such date (such calculation, the “Closing MMLC II NAV”), which calculation shall be approved by the Board of Directors, including our Special Committee. GSAM will calculate NAV using the policies, assumptions, methodologies and adjustments approved by the Board of Directors for valuing our securities and other assets under Rule 2a-5 of the Investment Company Act. The parties have agreed to calculate the MMLC II Per Share Cash Amount based on such calculations.

Consummation of the Merger, which is currently anticipated to occur during the fourth quarter of calendar year 2025, is subject to conditions in the Merger Agreement, including among other things (1) requisite approval of the our stockholders, (2) the absence of certain legal impediments to the consummation of the Merger or pending litigation by any governmental entity challenging or seeking to enjoin, restrain or make illegal the Merger or the other transactions contemplated by the Merger Agreement, (3) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (4) the absence of a MMLC II Material Adverse Effect (as defined in the Merger Agreement) and (5) required regulatory approvals.

The Merger Agreement also contains termination rights in favor of us and GSCR, including among other things: (i) if the Merger is not completed on or before March 24, 2026, or (ii) if the requisite approval of our stockholders is not obtained.

The description above is only a summary of the material provisions of the Merger Agreement and is qualified in its entirety by reference to a copy of the Merger Agreement, which was filed as Exhibit 2.1 to our current report on Form 8-K, dated July 11, 2025, the terms of which are incorporated herein by reference. In connection with the Merger, we have filed with the SEC and plan to mail to our stockholders a proxy statement.

Distribution

On August 6, 2025, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per share, including net investment income (if positive) for the period beginning July 1, 2025 through September 30, 2025, which will be payable before or around October 29, 2025 to shareholders of record as of October 2, 2025.

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

As of June 30, 2025 and December 31, 2024, on a fair value basis, 100% of our performing debt investments bore interest at a floating rate. Our borrowings under the BoA Revolving Credit Facility bore and our borrowings under the Truist Revolving Credit Facility bears interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2025 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$21.62	$(12.50)	$9.12
Up 200 basis points	14.41	(8.33)	6.08
Up 100 basis points	7.21	(4.17)	3.04
Up 75 basis points	5.40	(3.12)	2.28
Up 50 basis points	3.60	(2.08)	1.52
Up 25 basis points	1.80	(1.04)	0.76
Down 25 basis points	(1.80)	1.04	(0.76)
Down 50 basis points	(3.60)	2.08	(1.52)
Down 75 basis points	(5.40)	3.12	(2.28)
Down 100 basis points	(7.20)	4.17	(3.03)
Down 200 basis points	(14.35)	8.33	(6.02)
Down 300 basis points	(21.46)	12.50	(8.96)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 4, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Because the NAV of our common stock may fluctuate, our stockholders cannot be sure of the exact amount of the Merger Consideration they will receive until the closing of the Merger (the “Closing”).

The exact amount of the Merger Consideration may vary from the NAV per share of our common stock on the date the Merger was announced, on the date of the filing of this quarterly report on Form 10-Q, on the date of the special meeting of stockholders (the “Special Meeting”), and on the date the Merger is completed. Any change in the NAV per share of our common stock prior to completion of the Merger will affect the amount of Merger Consideration that our stockholders will receive and that GSCR will pay upon completion of the Merger.

Accordingly, at the time of the Special Meeting, our stockholders will not know or be able to calculate the amount of Merger Consideration they would receive upon completion of the Merger. Neither us nor GSCR are permitted to terminate the Merger Agreement because of changes in the NAV per share of our common stock.

Changes in the NAV per share of our common stock may result from a variety of factors, including, among other things:

•
changes in our business, operations or prospects;
•
the financial condition of our current or prospective portfolio companies; and
•
interest rates or general market or economic conditions.

See “Cautionary Statement Regarding Forward-Looking Statements” for other factors that could cause the NAV per share of our common stock to change. These factors are generally beyond our control.

The opinion delivered to our Special Committee from its financial advisor will not reflect changes in circumstances between signing the Merger Agreement and the completion of the Merger.

The opinion of the financial advisor to our Special Committee was delivered to our Special Committee on, and was dated, July 11, 2025. Our Special Committee has not obtained an updated opinion as of the date of this quarterly report on Form 10-Q from the financial advisor to our Special Committee, and does not anticipate obtaining an updated opinion prior to the Closing. Changes in the operations and prospects of us or GSCR, general market and economic conditions and other factors that may be beyond our control, and on which the financial advisor’s opinion was based, may significantly alter the NAV of our common stock by the time the Merger is completed. The opinion does not speak as of the time the Merger will be completed or as of any date other than the date of such opinion. Because our Special Committee does not currently anticipate asking its respective financial advisor to update its opinion, the opinion will not address the fairness from a financial point of view of the Merger Consideration at the time the Merger is completed.

If the Merger does not close, we will not benefit from the expenses incurred in its pursuit.

The Merger may not be completed. If the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed.

The termination of the Merger Agreement could negatively impact us.

If the Merger Agreement is terminated, there may be various consequences, including:

•
Our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger;
•
We may not be able to find a party willing to pay an equivalent or more attractive price than the price GSCR agreed to pay in the Merger; and
•
If we are not able to effect an Exit Event (as defined below), it will be obligated to use its best efforts to wind down and/or liquidate and dissolve.

“Exit Event” means (i) any listing of our common stock on a national securities exchange (a “listing”), including in connection with an initial public offering (“IPO”), (ii) merger with another entity, including an affiliated company, subject to any limitations under the Investment Company Act or (iii) the sale of all or substantially all of our assets.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that limit our ability to solicit, discuss, facilitate, commit to, respond to, or negotiate competing third party proposals to acquire all or a significant part of us.

These provisions, which are typical for transactions of this type, might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share price than that proposed in the Merger or might result in a potential competing acquiror proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

The Merger is subject to closing conditions, including our stockholder approval, that, if not satisfied or (to the extent legally allowed) waived, will result in the Merger not being completed, which may result in material adverse consequences to our business and operations.

The Merger is subject to closing conditions, including the approval and adoption of the Merger Agreement (the “Merger Proposal”) by our stockholders that, if not satisfied, will prevent the Merger from being completed. The closing condition that our stockholders approve the Merger Proposal may not be waived under applicable law and must be satisfied for the Merger to be completed. We currently expect that all our directors and executive officers of will vote their shares (if any) of our common stock in favor of the proposals presented at the Special Meeting. If our stockholders do not approve the Merger Proposal and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on our business and operations. In addition to the required approvals of our stockholders, the Merger is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied.

We and GSCR will be subject to operational uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger may have an adverse effect on us and GSCR and, consequently, on the combined company following completion of the Merger. These uncertainties may cause those that deal with us and GSCR to seek to change their existing business relationships with us and GSCR, respectively. In addition, the Merger Agreement restricts us and GSCR from taking actions that they might otherwise consider to be in their best interests. These restrictions may prevent us and GSCR from pursuing certain business opportunities that may arise prior to the completion of the Merger.

We and GSCR may, to the extent legally allowed, waive one or more conditions to the Merger without resoliciting stockholder approval.

Certain conditions to GSCR’s and our obligations to complete the Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of GSCR and us. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Merger Agreement will have the discretion to complete the Merger without seeking further stockholder approval. The condition requiring the approval of our stockholders, however, cannot be waived.

Our stockholders have appraisal rights in connection with the Merger.

Appraisal rights are statutory rights that enable stockholders to dissent from certain extraordinary transactions, such as certain mergers, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the applicable transaction. If the Merger Proposal is approved by our stockholders, our stockholders who do not vote in favor of the Merger Proposal and who properly demand payment of fair cash value of their shares of our common stock will be entitled to appraisal rights in connection with the acquisition under Section 262 of the Delaware General Corporation Law. Neither us nor GSCR can predict the number of shares of our common stock for which stockholders will properly demand appraisal rights (the “Appraisal Shares”), the amount of cash that GSCR may be required to pay following the completion of the Merger with respect to the Appraisal Shares, or the expenses that GSCR may incur in connection with the appraisal process.

The announcement and pendency of the Merger could adversely affect the business financial results and operations of GSCR and us.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding both GSCR’s and our businesses, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Merger is completed. In addition, we and GSCR have diverted, and will continue to divert, management resources towards the completion of the Merger, which could have a negative impact on each of our and GSCR’s future revenues and results of operations.

We and GSCR are also subject to restrictions on the conduct of each of our and GSCR’s businesses prior to the completion of the Merger as provided in the Merger Agreement, generally requiring us and GSCR to conduct business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on each of our and GSCR’s respective ability to make certain investments and acquisitions, sell, transfer or dispose of our and GSCR’s respective assets, amend each of our and GSCR’s respective organizational documents and enter into or modify certain material contracts. These restrictions could prevent GSCR and us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on the respective future investment income and results of operations of the combined company following the Merger.

Any litigation filed against us and GSCR in connection with the Merger could result in substantial costs and could delay or prevent the Merger from being completed.

From time to time, we and GSCR may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Merger. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of the combined company following the Merger or could prevent the Merger from being completed.

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

GOLDMAN SACHS MIDDLE MARKET LENDING CORP. II

Date: August 12, 2025	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 12, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 12, 2025	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)